Form 10-K
period 2021-12-31
DIGITAL HEALTH ACQUISITION CORP.
filed 2022-03-29
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001 - 41015

DIGITAL HEALTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2970927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

980 N Federal Hwy #304 Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 672-7068

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Redeemable Warrant	DHACU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	DHAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	DHACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of March 21, 2022, there were 14,932,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DIGITAL HEALTH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

CERTAIN TERMS

References to “the Company,” “DHAC,” “our,” “us” or “we” refer to Digital Health Acquisition Corp., a blank check company incorporated in Delaware on March 30, 2021. References to our “Sponsor” refer to Digital Health Sponsor LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Digital Health Acquisition Corp., which closed on November 8, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Digital Health Sponsor LLC, a Delaware limited liability company (“Sponsor”). While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on established, technology and healthcare focused businesses that have an aggregate enterprise value of approximately $175 million to $500 million and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

The Registration Statement for our initial public offering was declared effective on November 3, 2021 (the “Initial Public Offering,” or “IPO”). On November 8, 2021, we consummated the Initial Public Offering of 11,500,000 units (the “Units”) at $10.00 per Unit including the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $115,000,000, and incurring transaction costs of approximately $6,877,164, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 557,000 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the Sponsor, generating gross proceeds of approximately $5,570,000.

Approximately $116,725,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within twelve (12) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Company

We are a blank check company recently incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the IPO and search for an initial business combination target. Our efforts to identify a prospective target business are be limited to any particular industry or geographic region, although we intend to focus on transactions with companies and assets which are technology-focused and positioned in the healthcare industry. As of the date of the report, we have not entered into a business combination agreement with any specific business combination target..

While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on established, technology and healthcare focused businesses that have an aggregate enterprise value of approximately $175 million to $500 million and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

Our Management Team

Our management team is led by Scott Wolf, our Chief Executive Officer, Corporate Secretary and Chairman, Daniel Sullivan, our Chief Financial Officer, as well as our Board of Directors, all of whom have extensive experience in healthcare, medical technology and healthcare services.

Scott Wolf is a prolific medical device entrepreneur across a broad range of therapeutic areas. Dr. Wolf founded Aerin Medical to create non-surgical therapies to meet the enormous need of patients with the most common nasal airway problems, including nasal obstruction. Prior to founding Aerin Medical, he founded Zeltiq Aesthetics, the maker of CoolSculpting, the leading non-invasive method of fat reduction for bodysculpting. Dr. Wolf’s other startups include Endogastric Solutions and Cardiac Dimensions. He was previously a partner at Prospect Venture Partners and a vice-president at Frazier Healthcare Ventures, both leading life science venture capital firms. Dr. Wolf received his M.D. from George Washington University and his B.A. from the University of Pennsylvania.

Daniel Sullivan has been the President of PCN Enterprises, Inc. since 2003, which provides accounting related consulting services to public companies. He is also CFO for Spectrum Global Solutions, Inc. Mr. Sullivan received his B.S in accounting from the University of Massachusetts and an MBA from Southern New Hampshire University.

We believe we will greatly benefit from the experiences of our executive officers and directors as we seek to identify and consummate an initial business combination. Our team has extensive experience in the financial services sector as investors, managers, principals, advisors or directors of companies operating in the healthcare and technology sectors. They also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition and consummating acquisitions in the healthcare and technology sectors. Prior to the consummation of our initial business combination, we intend to leverage the industry experience of our executive officers and board, including their extensive contacts, relationships and access to acquisition opportunities in telehealth. Past performance by our management team is not a guarantee of success with respect to locating a target business to acquire or any business combination we may consummate.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions.

Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 980 N Federal Hwy #304, Boca Raton, FL 33432. An affiliate of our sponsor is making this space available to us as part of a monthly administrative fee of $10,000. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “DHACU” on or about November 4, 2021, and the shares of common stock and warrants began separate trading on Nasdaq under the symbols “DHAC” and “DHACW,” respectively, on or about December 30, 2021.

Holders of Record

As of March 21 2022, there were 14,932,000 of our shares of common stock issued and outstanding held by approximately [●] stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds from Registered Offerings

On November 8, 2021, we consummated our Initial Public Offering of 11,500,000 Units, including 1,500,000 over-allotment units, at $10.00 per Unit, generating gross proceeds of $115,000,000. A.G.P./ Alliance Global Partners, acted as the sole book running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 260232). The SEC declared the registration statement effective on November 3, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 557,000 Private Placement Units at a price of $10 per Private Placement Unit in a private placement with our Sponsor, generating gross proceeds of $ 5,570,000. As of November 8, 2021, we received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021.

In connection with the Initial Public Offering, we incurred offering cost of approximately $6,877,164 (including $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs.) Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, approximately $116,725,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Units was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus related to the Initial Public Offering. For a description of the use of proceeds generated from the Initial Public Offering, see “Item 1 Business.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Digital Health Sponsor LLC, a Delaware limited liability company (“Sponsor”). While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on established, technology and healthcare focused businesses that have an aggregate enterprise value of approximately $175 million to $500 million and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

The Registration Statement for our initial public offering was declared effective on November 3, 2021 (the “Initial Public Offering,” or “IPO”). On November 8, 2021, we consummated the Initial Public Offering of 11,500,000 units (the “Units”) at $10.00 per Unit including the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $115,000,000, and incurring transaction costs of approximately $6,877,164 million, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 557,000 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the Sponsor, generating gross proceeds of approximately $5,570,000.

Approximately $116,725,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within twelve (12) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 30, 2021 (inception) through December 31, 2021, we had a net loss of approximately $280,701 which consisted of approximately $282,671 in general and administrative expenses, and changes in operating assets and liabilities of approximately $140,163, partially offset by income from our investments held in the trust account of approximately $1,970, and prepaid expenses of $457,0605.

Liquidity and Capital Resources

As of December 31, 2021, we had $760,012 in cash and no cash equivalents.

Our liquidity needs up to the Initial Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor and certain of our executive officers, directors and advisors in exchange for the issuance of the founder shares, and loans from our Sponsor for an aggregate amount of $602,720 to cover organizational expenses and expenses related to the Initial Public Offering pursuant to promissory notes (the “Notes”).

On November 8, 2021, we consummated the Initial Public Offering of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $115 million. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 557,000 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the Sponsor, generating gross proceeds of $5,570,000. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021.

Following the Initial Public Offering and the Private Placement, a total of $116,725,000 was placed in the Trust Account and we had $9,478 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $6,877,164 in transaction costs, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor or our officers and directors to meet our needs through the earlier of the consummation of our initial business combination or one year from the date of this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of our founder shares which were issued in a private placement prior to the closing of the Initial Public Offering, as well as the holders of the private placement units (and underlying securities), will be entitled to customary registration rights pursuant to an agreement to registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of these securities can elect to exercise these registration rights at any time on or after the date we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement and Deferred Underwriting Commission

The company paid an underwriting discount of $0.17 per Unit, or $1,955,000 in the aggregate, at the closing of the Initial Public Offering. An additional fee equal to 3.8% of the gross proceeds of the Initial Public Offering, or $4,370,000, will be payable to A.G.P./Alliance Global Partners (the “Representative”) as a deferred underwriting commission in connection with the business combination. This deferred underwriting commission will become payable to the Representative from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement dated November 3, 2021.

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $20,000 for the period from March 30, 2021 (inception) to December 31, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements except for the following:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1,2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception on March 30, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Scott Wolf	56	Chief Executive Officer, Corporate Secretary, and Chairman
Daniel Sullivan	64	Chief Financial Officer
Brent Willis	61	Director
Frank Ciufo	61	Director
George McNellage	61	Director
Scott Metzger	53	Director

Scott Wolf has served as our chief executive officer (“CEO”), corporate secretary and Chairman of our board of directors since May of 2021. Dr. Wolf is a prolific medical device entrepreneur across a broad range of therapeutic areas. Dr. Wolf founded Aerin Medical, Inc. to create non-surgical therapies to meet the enormous need of patients with the most common nasal airway problems, including nasal obstruction. Prior to founding Aerin Medical, he founded Zeltiq Aesthetics, Inc. the maker of CoolSculpting, the leading non-invasive method of fat reduction for bodysculpting. Dr. Wolf’s other startups include Endogastric Solutions, Inc. and Cardiac Dimensions Pty Ltd.. He was previously a partner at Prospect Venture Partners and a vice-president at Frazier Healthcare Ventures, both leading life science venture capital firms. Dr. Wolf received his M.D. from George Washington University and his B.A. from the University of Pennsylvania.

Daniel Sullivan has served as our chief financial officer (“CFO”) since May of 2021. Mr. Sullivan has been the President of PCN Enterprises, Inc. since 2003, which provides accounting related consulting services to public companies. He is also the Chief Financial Officer for Spectrum Global Solutions, Inc. Mr. Sullivan received his B.S in accounting from the University of Massachusetts and an MBA from Southern New Hampshire University.

Brent Willis has served as a member of our board of directors since May of 2021. Currently, he was the CEO and a Director of NewAge, Inc. (Nasdaq: NBEV), and served in those capacities since the company’s inception in mid-2016 until January 2022. Prior to his position with NewAge, Inc., Mr. Willis owned of a number of private equity backed enterprises and has served as the CEO for Primo Water/Cott Corporation. He has also served as the Global CCO and Zone President for AB InBev, and has served as a member of the Board of Directors for AmBev (NYSE: BUD, ABV). Prior to his role at AB InBev, he was the President in Latin America for The Coca-Cola Company and held in various leadership roles for The Kraft Heinz Company. Mr. Willis received his MBA from The University of Chicago and received his BSc in engineering from the U.S. Military Academy at West Point.

Frank Ciufo has served as a member of our board of directors since May of 2021. Mr. Ciufo has more than 30 years of senior executive management experience in hospital operations and supply chain executive management. He currently serves as the Managing Partner of UplinkMG, LLC a consulting firm specializing in efficiency improvement in health care operations, project management and supply chain services. Mr. Ciufo’s consulting experiences include providing innovative consultative strategies Group Purchasing Organizations and hospitals with an emphasis on interim and long-term operational improvements, complex project management engagements that include acquisition, supply chain logistics, negotiation and procurement, alternative energy solutions and support services. He has consulted for NYC Health and Hospital Corporation, Atlantic Health, NJ, and Barnert Hospital, NJ. He is presently a consultant for Premier Inc. a leading- edge Group Purchasing/ Technology/ Consulting Firm as well as other healthcare centric companies. Mr. Ciufo holds MBA and BS degrees from Wagner College, Staten Island, NY.

George McNellage has served as a member of our board of directors since May of 2021. Mr. McNellage has more than 30 years of experience in sales, marketing and corporate operations. He currently serves as Vice President of Enterprise Sales at Premier Inc., an industry leader in healthcare improvement. Prior to his starting his role at Premier Inc. in 2018, Mr. McNellage served in various roles and capacities for Covidien, Xanitos Inc., Navix Diagnostix, Edwards LifeSciences and Intalere with focuses on sales, marketing and healthcare solutions. Mr. McNellage received his B.S. in business administration from the University of South Alabama.

Scott Metzger has served as a member of our board of directors since May of 2021. Dr. Metzger is the founder and former partner Premier Pain Centers and Specialty Anesthesia Associates, some of the most comprehensive centers for treatment of acute and chronic pain. Dr. Metzger has been active as a medical society leader and executive with experience ranging from starting the state branch of national pain society to serving as president of the state medical board. Dr. Metzger received his B.A. and M.D. from Boston University School of Medicine after completion of a combined 6-year program. He has also completed his residency and specialty training at Johns Hopkins Medicine through the Department of Anesthesiology and Critical Care Medicine.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of each of directors will expire at our first annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the board of directors at its first meeting after each annual meeting of stockholders shall choose a Chief Executive Officer and a Secretary, none of whom need be a member of the board of directors. The board of directors may also choose a Chairman from among the directors, one or more Executive Vice Presidents, one or more Vice Presidents, Assistant Secretaries, Treasurers and Assistant Treasurers. The board of directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors. The same person may hold two or more offices.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Brent Willis, Frank Ciufo, George McNellage and Scott Metzger are our independent directors.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms that our board believes are no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee, and a nominating committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of George McNellage, Brent Willis and Frank Cuifo, each of whom is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Brent Willis is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that George McNellage, Brent Willis and Frank Cuifo qualify as an “audit committee financial experts,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Brent Willis, George McNellage and Scott Metzger, each of whom is an independent director under the Nasdaq listing standards. Scott Metzger is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Brent Willis, George McNellage, and Frank Cuifo, each of whom is an independent director under the Nasdaq listing standards. George McNellage is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of $10,000 per month to an affiliate of our sponsor for office space and secretarial, administrative and other services, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You will be able to review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of [March 15], 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of [March 15], 2022, we had 14,932,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 15, 2022.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Scott Wolf(2)	175,000	1.17%
Daniel Sullivan	75,000	*
Brent Willis	8,625	*
Frank Ciufo	8,625	*
George McNellage	8,625	*
Scott Metzger	8,625	*
All executive officers and directors as a group	284,500	1.91%
(6 individuals)
Digital Health Sponsor LLC (our sponsor)(3)	2,630,250	17.61%
Beryl Capital Partners II LP(4)	759,328	5.09%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following individuals or entities is 980 N Federal Hwy #304, Boca Raton, FL 33432.

(2)

All common stock owned of record by the Scott J. and Kelley H. Wolf Family Trust. Mr. Wolf and his wife, Kelley H. Wolf, are trustees of the Scott J. and Kelley H. Wolf Family Trust and may be deemed to have shared voting and investment discretion with respect to shares of common stock held by the Scott J. and Kelley H. Wolf Family Trust. The address of the Scott J. and Kelley H. Wolf Family Trust is 319 Trenton Way, Menlo Park, CA 94025.

(3)	Our sponsor is the record holder of the shares of common stock reported herein. Our affiliate, Mr. Lawrence Sands, is the manager of our sponsor and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by our sponsor. Mr. Sands disclaims any beneficial ownership of the securities held by Digital Health Sponsor LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Based on a Schedule 13G filed November 16, 2021, as amended by Amendment No. 1 to Schedule 13G filed February 11, 2022, Beryl Capital Management LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), and David A. Witkin (“Witkin”) have shared voting power over, and may deemed to be the beneficial owner of, 847,737 shares of Common Stock. Beryl Capital Partners II LP (the “Partnership” and together with Beryl, Beryl GP and Witkin, the “Beryl Funds”) has shared voting power over, and may deemed to be the beneficial owner of, 759,328 shares of Common Stock. The address of the Beryl Funds is c/o 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On June 7, 2021, our sponsor, along with certain of our directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. On October 26, 2021, our sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock. Such shares are referred to herein as “founder shares” or “insider shares”

Sponsor Note Payable

On June 7, 2021, the Sponsor agreed to loan us up to $625,000 to be used for a portion of the expenses of the Initial Public Offering. These notes were non-interest bearing and any outstanding balance on the notes was due immediately following our Initial Public Offering. There were $602,720 amounts borrowed under the Note. The Note was repaid on November 12, 2021.

Advance from related party

As of November 8, 2021, the Sponsor paid for $402,936 on expenses on behalf of us. The advance was repaid on November 12, 2021.

On November 12, 2021, we advanced additional $43,900 which remain payable as of December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of December 31, 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We agreed, commencing on November 3, 2021, to the Sponsor a total of $10,000 per month for office space and secretarial, administrative and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the period from March 30, 2021 (inception) through December 31, 2021, we incurred $20,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying balance sheet.

General

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial business combination. The audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of the management team, or our or their respective affiliates, and any reimbursements and payments made to members of the audit committee will be reviewed and approved by the Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of the initial stockholders, officers or directors who owned the shares of common stock prior to the Initial Public Offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of the board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our code of ethics, which we adopted upon consummation of the Initial Public Offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Withum Smith + Brown, PC (“Withum”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $ [ ● ] for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from March 30, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from March 30, 2021 (inception) through December 31, 2021, Withum did not render assurance and related services related to the performance of the audit or review of our financial statements.

All Other Fees. For the year ended December 31, 2021 and for the period from March 30, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021 by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).
3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
4.4	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).
4.5*	Description of Securities
10.1	Unit Subscription Agreement, dated November 3, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

10.3	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors, and advisors, the Company’s sponsor, Digital Health Sponsor LLC (the “Sponsor”), and A.G.P./Alliance Global Partners, (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.5	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.6	Stock Escrow Agreement, dated November 3, 2021, by and between the Company, Continental Stock Transfer & Trust Company, LLC, and certain security holders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.7	Registration Rights Agreement, dated November 3, 2021, by and among the Company and certain security holders, a copy of which is attached as Exhibit 10.3 hereto and incorporated herein by reference (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.8	Administrative Support Agreement, dated November 3, 2021, by and between the Company and Digital Health Sponsor LLC (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.9	Indemnification Agreements, dated November 3, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on November 8, 2021).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on October 28, 2021).
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2022	DIGITAL HEALTH ACQUISITION CORP.

	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Wolf	Chief Executive Officer and Chairman	March 29, 2022
Scott Wolf	(Principal Executive Officer) and Secretary

/s/ Daniel Sullivan	Chief Financial Officer	March 29, 2022
Daniel Sullivan	(Principal Financial and Accounting Officer)

/s/ Brent Willis	Director	March 29, 2022
Brent Willis

/s/ Frank Ciufo	Director	March 29, 2022
Frank Ciufo

/s/ George McNellage	Director	March 29, 2022
George McNellage

/s/ Scott Metzger	Director	March 29, 2022
Scott Metzger

DIGITAL HEALTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Digital Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Digital Health Acquisition Corp. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 30, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 30, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on October 22, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 29, 2022

PCAOB ID Number 100

DIGITAL HEALTH ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets
Cash	$760,012
Prepaid and other current assets	457,605
Total Current Assets	1,217,617

Cash Investments held in Trust Account	116,726,978
Total Assets	$117,944,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$140,163
Advances from related parties	43,900
Total current liabilities	184,063

Deferred underwriting fee payable	4,370,000
Total Liabilities	4,554,063

Commitments and contingencies

Common stock subject to redemption, 50,000,000 shares authorized $0.0001 par value; possible redemption at $10.15 per share, 11,500,000 shares issued and outstanding at redemption value	116,725,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,432,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	344
Additional paid-in capital	—
Accumulated deficit	(3,334,812)
Total Stockholders’ Deficit	(3,334,468)
Total Liabilities and Stockholders’ Deficit	$117,944,595

The accompanying notes are an integral part of the financial statements.

DIGITAL HEALTH ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$282,671
Loss from operations	(282,671)

Other income:
Interest earned on investments held in Trust Account	1,970

Net loss	$(280,701)

Weighted average shares outstanding of redeemable common stock	3,981,054
Basic and diluted loss per share, redeemable common stock	$—

The accompanying notes are an integral part of the financial statements.

DIGITAL HEALTH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 30, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000

Sale of 557,000 Private Placement Units	557,000	56	5,569,944	—	5,570,000

Fair value of Public Warrants at issuance	—	—	12,483,555	—	12,483,555

Accretion of common stock subject to redemption value	—	—	(18,078,211)	(3,054,111)	(21,132,322)

Net loss	—	—	—	(280,701)	(280,701)

Balance – December 31, 2021	3,432,000	$344	$—	$(3,334,812)	$(3,334,468)

The accompanying notes are an integral part of the financial statements.

DIGITAL HEALTH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(280,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,970)
Changes in operating assets and liabilities:
Prepaid expenses	(457,605)
Accounts payable and accrued expenses	140,163
Net cash used in operating activities	(600,113)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,725,008)
Net cash used in investing activities	(116,725,008)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	113,045,000
Proceeds from sale of Private Placement Units	5,570,000
Advances from related party	43,900
Proceeds from promissory note – related party	149,951
Repayment of promissory note – related party	(602,720)
Payment of offering costs	(145,998)
Net cash provided by financing activities	118,085,133

Net Change in Cash	760,012
Cash – Beginning of period	—
Cash – End of period	$760,012

Non-Cash financing activities:
Offering costs paid through promissory note	$457,769
Initial classification of common stock subject to possible redemption	$21,132,322
Deferred underwriting fee payable	$4,370,000
Operating cost paid through advances	$(5,000)

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Digital Health Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Delaware corporation on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of December 31, 2021, the Company had not commenced any significant operations. All activity for the period from March 30, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 557,000 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Digital Health Sponsor LLC (the “Sponsor”), generating gross proceeds of $5,570,000, which is described in Note 4. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021.

Transaction costs amounted to $6,877,164, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs. In addition, cash of $9,478 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the Company’s return of the funds held in the Trust Account to the Company’s public stockholders as part of the Company’s redemption of the public shares.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the Company’s public stockholders with the opportunity to redeem all or a portion of their common shares in connection with the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.15 per public share.

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 12 months from the closing of the Initial Public Offering to complete an initial Business Combination (the “Combination Period”). However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, along with advisors, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company have not consummated an initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fail to complete the initial Business Combination within 12 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Liquidity and Going Concern

As of December 31, 2021, the Company had a cash balance of $760,012 and a working capital of $1,033,554. In addition, in connection with the Company's assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged against the carrying value of shares of common stock upon the completion of the Initial Public Offering.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investment(s) Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322

Common stock subject to possible redemption	$116,725,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s major tax jurisdiction. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Instruments

The Company accounts for the warrants to be issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC Topic 815 “Derivatives and Hedging” whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and will classify the warrants included in the Initial Public Offering and Private Placement Units (the “Private Placement Warrants”) under equity treatment.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective March 30, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

In the “Initial Public Offering,” the Company sold 11,500,000 units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per unit. Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 7). Each warrant will become exercisable 30 days after the completion of the initial Business Combination or 12 months from the closing of this offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 557,000 units, at $10.00 per unit for a total purchase price of $5,570,000 in a private placement. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021. The private placement units are identical to the units sold in the Initial Public Offering. There will be no underwriting fees or commissions with respect to the private placement units. The proceeds from the private placement were added to the proceeds of Initial Public Offering and placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete its initial business combination within 12 months, the Sponsor will waive any and all rights and claims to any proceeds and interest thereon in respect to the private placement units and the proceeds from the sale of the private placement units will be included in the liquidating distribution to the holders of the Company’s public shares.

The Sponsor, advisors, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. Such shares are referred to herein as “founder shares” or “insider shares”.

Sponsor Note Payable

On June 7, 2021, the Sponsor agreed to loan the Company up to $625,000 to be used for a portion of the expenses of the Initial Public Offering. These notes were non-interest bearing and any outstanding balance on the notes was due immediately following the Company’s Initial Public Offering. There were $602,720 amounts borrowed under the Notes. The Notes were repaid on November 12, 2021.

Advance from related party

As of November 8, 2021, the Sponsor paid for $402,936 on expenses on behalf of the Company. The advance was repaid on November 12, 2021. Borrowing under the note are no longer available.

On November 12, 2021, the Company advanced additional $43,900 which remain payable as of December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the period from March 30, 2021 (inception) through December 31, 2021, the Company incurred $20,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying balance sheet.

The Company will reimburse its officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on the Company’s behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by the Company; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account, such expenses would not be reimbursed by the Company unless the Company consummates an initial business combination. The audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of the management team, or the Company’s or their respective affiliates, and any reimbursements and payments made to members of the audit committee will be reviewed and approved by the Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of the initial stockholders, officers or directors who owned the shares of common stock prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to the Company than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of the Company’s uninterested “independent” directors (to the extent the Company has any) or the members of the board who do not have an interest in the transaction, in either case who had access, at the Company’s expense, to the Company’s attorneys or independent legal counsel. The Company will not enter into any such transaction unless the Company’s disinterested “independent” directors (or, if there are no “independent” directors, the Company’s disinterested directors) determine that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties.

NOTE 6. COMMITMENTS

Registration and Stockholders’ Rights

Pursuant to a registration rights agreement entered into on November 3, 2021, the holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering and (ii) private placement units (including all underlying securities), issued in a private placement simultaneously with the closing of the Initial Public Offering have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to two demands that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The Representative is entitled to a deferred underwriting commission of 3.8% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. As of December 31, 2021, there were 3,432,000 common shares issued and outstanding, excluding 11,500,000 shares subject to redemption which were classified outside of permanent equity at the balance sheet.

The holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the initial stockholders, insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the insider shares and any shares acquired in this offering or following this offering in the open market, in favor of the proposed business combination.

The Company will consummate its initial business combination only if we have net tangible assets of at least $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Pursuant to the amended and restated certificate of incorporation, if the Company does not consummate its initial business combination within 12 months from the closing of this offering, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s insiders have agreed to waive their rights to share in any distribution with respect to their insider shares.

The stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that public stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock converted to cash equal to their pro rata share of the Trust Account if they vote on the proposed business combination and the business combination is completed.

If the Company holds a stockholder vote to amend any provisions of the certificate of incorporation relating to stockholders’ rights or pre-business combination activity (including the substance or timing within which it has to complete a business combination), it will provide its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. In either of such events, converting stockholders would be paid their pro rata portion of the Trust Account promptly following consummation of the business combination or the approval of the amendment to the certificate of incorporation. If the business combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts.

NOTE 8. WARRANTS

There are 12,057,000 warrants issued and outstanding as of December 31, 2021. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Private Placement Warrants is identical to the warrants underlying the units in the Initial Public Offering. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant,

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company call the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or to make any other change that does not adversely affect the interests of the registered holders. For any other change, the warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants if such amendment is undertaken prior to or in connection with the consummation of a business combination or at least a majority of the then outstanding warrants if the amendment is undertaken after the consummation of a business combination.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices.

If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the Company's Sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to the Company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of shares of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Warrant holders may elect to be subject to a restriction on the exercise of their warrants such that an electing warrant holder would not be able to exercise their warrants to the extent that, after giving effect to such exercise, such holder would beneficially own in excess of 9.8% of the shares of common stock outstanding.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round up to the nearest whole number the number of shares of common stock to be issued to the warrant holder.

NOTE 9. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021.

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Net operating loss carryforward	$5,846
Startup/Organization Expenses	60,961
Total deferred tax asset	66,807
Valuation allowance	(66,807)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

For the Period from March 30, 2021 (Inception) Through December 31,
2021
Federal
Current	$—
Deferred	(58,947)

State
Current	—
Deferred	(7,860)
Change in valuation allowance	66,807
Income tax provision	$—

As of December 31, 2021, the Company has $24,565 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 30, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $66,807.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

For the Period from March 30, 2021 (Inception) Through December 31,
2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	2.8%
Change in valuation allowance	(23.8)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. Treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021, assets held in the Trust Account were comprised of $959 in cash and $116,726,019 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2021	U.S. Treasury Securities (Matured on 3/17/2022)	1	$116,726,019	$(3,097)	$116,722,922

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.