Form 10-Q
period 2022-03-31
DIGITAL HEALTH ACQUISITION CORP.
filed 2022-05-16
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001 - 41015

DIGITAL HEALTH ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2970927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 N Federal Hwy #304

Boca Raton, FL 33432

(Address of principal executive offices)

(561) 672-7068

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2022, 14,932,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DIGITAL HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 as filed with and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Company’s IPO on November 3, 2021, Registration No. 333-260232. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$509,722	$760,012
Prepaid and other current assets	367,014	457,605
Total Current Assets	876,736	1,217,617

Cash investments held in Trust Account	116,742,797	116,726,978
Total Assets	$117,619,533	$117,944,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$342,461	$140,163
Advances from related parties	43,900	43,900
Total current liabilities	386,361	184,063

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	4,756,361	4,554,063

Commitments and Contingencies
Common stock subject to redemption, 50,000,000 shares authorized $0.0001 par value; possible redemption at $10.15 per share, 11,500,000 shares issued and outstanding at redemption value	116,725,000	116,725,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,432,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	344	344
Accumulated deficit	(3,862,172)	(3,334,812)
Total Stockholders’ Deficit	(3,861,828)	(3,334,468)
Total Liabilities and Stockholders’ Deficit	$117,619,533	$117,944,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

General and administrative expenses	$543,179
Loss from operations	(543,179)

Other income:
Interest earned on investments held in Trust Account	15,819

Net loss	$(527,360)

Weighted average shares outstanding of redeemable common stock	14,932,000
Basic and diluted loss per share, redeemable common stock	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	3,432,000	$344	$(3,334,812)	$(3,334,468)

Net loss	—	—	(527,360)	(527,360)

Balance – March 31, 2022	3,432,000	$344	$(3,862,172)	$(3,861,828)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(527,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(15,819)
Changes in operating assets and liabilities:
Prepaid expenses	90,591
Accounts payable and accrued expenses	202,298
Net cash used in operating activities	(250,290)

Net Change in Cash	(250,290)
Cash – Beginning of period	760,012
Cash – End of period	$509,722

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Digital Health Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Delaware corporation on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not executed a business combination or a merger agreement with any specific Business Combination target(s).

As of March 31, 2022, the Company had not commenced any significant operations. All activity for the period from April 1, 2021, date which operations commenced, through March 31, 2022 relates to the Company’s formation and the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust Account is intended as a holding place for funds pending the earliest to occur of either (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the Company’s return of the funds held in the Trust Account to the Company’s public stockholders as part of the Company’s redemption of the public shares.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 12 months from the closing of the Initial Public Offering to complete an initial Business Combination (the “Combination Period”). However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 21, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Liquidity and Going Concern

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company's officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

As of March 31, 2022, the Company had a cash balance of $509,722 and a working capital of $508,164. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after March 31, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant were allocated to equity. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to redemption upon the completion of the Initial Public Offering.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investment(s) Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption	$116,725,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature.

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

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s major tax jurisdiction. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of common stocks outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stocks share pro rata in the loss of the Company. Accretion associated with the redeemable shares of common stock is excluded from net loss per common stock as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement.  The warrants are exercisable to purchase 12,057,000 common stocks in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the Three Months
Ended March 31, 2022
Common stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(527,360)
Denominator:
Basic and diluted weighted average shares outstanding	14,932,000
Basic and diluted net loss per common stock	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Warrant Instruments

The Company accounts for the warrants to be issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging,” whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and will classify the warrants included in the Initial Public Offering and Private Placement Units (the “Private Placement Warrants”) under equity treatment.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. Such shares are referred to herein as “founder shares” or “insider shares.”

Sponsor Note Payable

On June 7, 2021, the Sponsor agreed to loan the Company up to $625,000 to be used for a portion of the expenses of the Initial Public Offering. These notes were non-interest bearing and any outstanding balance on the notes was due immediately following the Company’s Initial Public Offering. There were $602,720 amounts borrowed under the Notes. The Notes were repaid on November 12, 2021. Borrowing under this note is no longer available.

Advance from Related Party

As of November 8, 2021, the Sponsor paid for $402,936 on expenses on behalf of the Company. The advance was repaid on November 12, 2021.

On November 12, 2021, the Company advanced an additional $43,900 which remains payable as of March 31, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, which $10,000 is include accrued expenses in the accompanying condensed balance sheet as of March 31, 2022.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Shares

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. As of March 31, 2022 and December 31, 2021, there were 3,432,000 common shares issued and outstanding, excluding 11,500,000 shares subject to redemption which were classified outside of permanent equity on the condensed balance sheets.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company will consummate its initial business combination only if it has net tangible assets of at least $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

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

NOTE 8. WARRANTS

There are 12,057,000 warrants issued and outstanding as of March 31, 2022 and December 31, 2021. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Private Placement Warrants is identical to the warrants underlying the units in the Initial Public Offering. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant,

●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors, and in the case of any such issuance to the Company’s Sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to the Company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of shares of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. Treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $121 in cash and $116,742,676 in U.S. Treasury securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $959 in cash and $116,726,019 in U.S. Treasury securities. During the period ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 201 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021 are as follows:

				Gross
			Amortized	Holding	Fair
	Held-To-Maturity	Level	Cost	Loss	Value
March 31, 2022	U.S. Treasury Securities (Matured on 04/19/22)	1	$116,742,676	$4,224	$116,746,900

				Gross
			Amortized	Holding	Fair
	Held-To-Maturity	Level	Cost	Loss	Value
December 31, 2021	U.S. Treasury Securities (Matured on 3/17/2022)	1	$116,726,019	$(3,097)	$116,722,922

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Digital Health Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Digital Health Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Digital Health Sponsor LLC, a Delaware limited liability company (“Sponsor”). While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on established, technology and healthcare focused businesses that would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of approximately $527,400 which consisted of approximately $543,200 in general and administrative expenses, partially offset by income from our investments held in the trust account of approximately $15,800.

Liquidity and Capital Resources

As of March 31, 2022, we had $509,722 in cash and no cash equivalents.

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

Liquidity and Going Concern

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company's officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the condensed financial statements were issued.

As of March 31, 2022, the Company had a cash balance of $509,722 and a working capital of $508,164. In addition, in connection with the Company's assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after March 31, 2022.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $31,650 for the three months ended March 31, 2022, in general and administrative expenses in connection with the related agreement in the accompanying condensed statement of operations.

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

Net Loss per common stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stocks outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stocks share pro rata in the loss of the Company. Accretion associated with the redeemable shares of common stock is excluded from net loss per common stock as the redemption value approximates fair value.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements except for the following:

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Registration Statement on Form S-1 as filed with and declared effective by the SEC in connection with the Company’s IPO on November 3, 2021, Registration No. 333-260232. As of the date of this Report, there have been no material changes to the risk factors disclosed in said Registration Statement.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

There were no unregistered securities to report which have not been previously included in a Current Report on Form 8-K.

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

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Unit, an aggregate of $116,725,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL HEALTH ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Daniel Sullivan
	Name:	Daniel Sullivan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)