Form 10-Q
period 2022-06-30
DIGITAL HEALTH ACQUISITION CORP.
filed 2022-08-15
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41015

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

As of August 15, 2022, 14,932,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DIGITAL HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from March 5, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from March 5, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 5, 2021 (Inception) through June 30, 2021	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Offerings	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$191,125	$760,012
Prepaid and other current assets	213,069	457,605
Total Current Assets	404,194	1,217,617

Cash investments held in Trust Account	116,805,500	116,726,978
Total Assets	$117,209,694	$117,944,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$592,081	$140,163
Advances from related parties	43,900	43,900
Total current liabilities	635,981	184,063

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	5,005,981	4,554,063

Commitments and Contingencies
Common stock subject to redemption, 50,000,000 shares authorized $0.0001 par value; possible redemption at $10.15 per share, 11,500,000 shares issued and outstanding at redemption value	116,725,000	116,725,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,432,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	344	344
Accumulated deficit	(4,521,631)	(3,334,812)
Total Stockholders’ Deficit	(4,521,287)	(3,334,468)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,209,694	$117,944,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period
	For the Three Months			from March 5,
	Ended		For the Six Months	2021 (Inception)
	June 30,		Ended June 30,	through June 30,
	2022	2021	2022	2021

Formation and operational costs	$722,162	$5,000	$1,265,341	$5,000
Loss from operations	(722,162)	(5,000)	(1,265,341)	(5,000)

Other income (expense):
Interest earned (expense) on Investment held in Trust Account	62,703	—	78,522	—
Total other income (expense), net	62,703	(5,000)	78,522	(5,000)

Net loss	$(659,459)	$(5,000)	$(1,186,819)	$(5,000)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	14,932,000	2,500,000	14,932,000	2,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$0.00	$(0.08)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	3,432,000	$344	$(3,334,812)	$(3,334,468)

Net loss	—	—	(527,360)	(527,360)

Balance – March 31, 2022 (unaudited)	3,432,000	344	(3,862,172)	(3,861,828)

Net loss	—	—	(659,459)	(659,459)

Balance – June 30, 2022 (unaudited)	3,432,000	$344	$(4,521,631)	$(4,521,287)

FOR THE PERIOD FROM MARCH 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 5, 2021 (Inception)	—	$—	$—	$—	$—

Net loss	—	—	—	—	—

Balance – March 31, 2021 (unaudited)	—	—	—	—	—

Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – June 30, 2021 (unaudited)	2,875,000	$288	$24,712	$(5,000)	$20,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
	For the Six	from March 5,
	Months	2021 (Inception)
	Ended	through
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,186,819)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	5,000
Interest earned on investments held in Trust Account	(78,522)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	244,536	—
Accounts payable and accrued expenses	451,918	—
Net cash used in operating activities	(568,887)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	74,785
Payment of offering costs	—	(22,680)
Net cash provided by (used in) financing activities	—	77,105

Net Change in Cash	(568,887)	77,105
Cash – Beginning of period	760,012	—
Cash – End of period	$191,125	$77,105

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$43,493
Payment of offering costs through promissory note – related party	$—	$70,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Digital Health Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Delaware corporation on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not executed a business combination or a merger agreement with any specific Business Combination target(s). On June 09, 2022, DHAC Merger Sub I, Inc. (“Merger Sub I”), a Delaware corporation and a wholly owned subsidiary of the Company, was formed.  On June 09, 2022, DHAC Merger Sub II, Inc. (“Merger Sub II”), a Texas corporation and a wholly owned subsidiary of the Company, was formed.

As of June 30, 2022, the Company had not commenced any significant operations. All activity for the period from April 1, 2021, date which operations commenced, through June 30, 2022 relates to the Company’s formation and the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company will provide the Company’s public stockholders with the opportunity to redeem all or a portion of their common shares in connection with the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.15 per public share.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On June 15, 2022, Digital Health Acquisition Corp. (“DHAC” or the “Company”), entered into a business combination agreement, by and among DHAC Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a wholly owned subsidiary of DHAC (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of DHAC, VSee and iDoc on June 15, 2022. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Business Combination Agreement.

On August 9, 2022, the parties to the Original Agreement entered into the Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), pursuant to which the Original Agreement was amended and restated in its entirety in order to provide, among the other things, that (i) concurrently with the execution of the Business Combination Agreement, DHAC has entered into a PIPE Securities Purchase Agreement (as defined below) with certain institutional and accredited investors; (ii) DHAC and certain stockholders of VSee and iDoc will enter into a registration rights agreement in the form attached to the Business Combination Agreement (the “VSee/iDoc Registration Rights Agreement”); and (iii) DHAC and certain stockholders of VSee and iDoc will each enter into a lock-up agreement in the form attached to the Business Combination Agreement (the “VSee/iDoc Lock-Up Agreement”).

Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, Merger Sub I will merge with and into VSee (the “VSee Merger”), with VSee surviving the VSee Merger as a wholly owned subsidiary of DHAC, and Merger Sub II will merge with and into iDoc (the “iDoc Merger” and, together with the VSee Merger, the “Mergers”), with iDoc surviving the iDoc Merger as a wholly owned subsidiary of DHAC. At the effective time of the Mergers (the “Effective Time”), DHAC will change its name to VSee Health, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 21, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

As of June 30, 2022, the Company had a cash balance of $191,125 and a working capital deficiency of $231,787. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after June 30, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption	$116,725,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.0% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.0% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

rata in the loss of the Company. Accretion associated with the redeemable shares of common stock is excluded from net loss per common stock as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 12,057,000 common stocks in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

				For the period from
				March 5, 2021
	Three Months Ended		Six Months Ended	(Inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per of common stock
Numerator:
Allocation of net loss, as adjusted	$659,459	$5,000	$1,186,819	$5,000
Denominator:
Basic and diluted weighted average shares outstanding, non- redeemable common stock	14,932,000	2,500,000	14,932,000	2,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$0.00	$(0.08)	$0.00

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the Public Warrants and Private Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 557,000 units at $10.00 per unit for a total purchase price of $5,570,000 in a private placement. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021. The private placement units are identical to the units sold in the Initial Public Offering. There will be no underwriting fees or commissions with respect to the private placement units. The proceeds from the private placement were added to the proceeds of Initial Public Offering and placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete its initial business combination within 12 months, the Sponsor will waive any and all rights

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

and claims to any proceeds and interest thereon in respect to the private placement units and the proceeds from the sale of the private placement units will be included in the liquidating distribution to the holders of the Company’s public shares.

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

Advance from Related Party

As of November 8, 2021, the Sponsor paid $402,936 for expenses on behalf of the Company. The advance was repaid on November 12, 2021.

On November 12, 2021, the Company advanced an additional $43,900 which remains payable as of June 30, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, of which $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022. For the three months ended June 30, 2021 and for the period from March 5, 2021 (Inception) through June 30, 2021, the Company did not incur any fees for these services.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Treatment of VSee and iDoc Securities in the Business Combination

VSee Preferred Stock. The Business Combination Agreement provides that, among other things, immediately prior to the Effective Time, (i) each share of VSee Series A Preferred Stock that is issued and outstanding immediately prior to the Effective Time will be converted into a number of shares of VSee common stock, par value $0.0001 per share (“VSee Common Stock”), at the then-effective conversion rate as calculated pursuant to and in accordance with the terms of the VSee Amended and Restated Certificate of Incorporation; and (ii) each share of VSee Series A-1 Preferred Stock (together with the VSee Series A Preferred Stock, the “VSee Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time will be automatically converted immediately prior to the Effective Time into a number of shares of VSee Common Stock at the then-effective conversion rate as calculated pursuant to and in accordance with the terms of the VSee Amended and Restated Certificate of Incorporation.

VSee Common Stock. At the Effective Time, each share of VSee Common Stock that is issued and outstanding immediately prior to the Effective Time, which includes the VSee Preferred Stock converted to VSee Common Stock immediately prior to the Effective Time (other than any shares of VSee Common Stock held by dissenting stockholders), will be automatically canceled and extinguished and converted into the right to receive the VSee Per Share Cash Consideration and the VSee Per Share Stock Consideration. The “VSee Per Share Cash Consideration” means the VSee Cash Consideration divided by the aggregate number of shares of VSee Common Stock outstanding as of the Effective Time. The “VSee Per Share Stock Consideration means a number of shares of DHAC Common Stock equal to (a) (1) the VSee Stock Consideration, divided by (2) the aggregate number of shares of VSee Common Stock outstanding as of the Effective Time, divided by (b) 10. The “VSee Cash Consideration” means 20% of the VSee Closing Consideration and the “VSee Stock Consideration” means 80% of the fair market value (determined as of the Effective Time) of the VSee Closing Consideration. “VSee Closing Consideration” means (1) $60,500,000, minus (2) an amount equal to a number of stock options exercisable for DHAC Common Stock granted to certain VSee individuals at the Effective Time multiplied by the $10, minus (3) the aggregate amount of VSee’s transaction expenses. 55% of the Distributable Cash will be paid (x) first, to the escrow agent as payment of the VSee indemnity escrow amount (which is 10% of the VSee Cash Consideration), and (y) thereafter, to the VSee stockholders pro rata in accordance with the shares of VSee Common Stock outstanding as of the Effective Time, until the aggregate proceeds received by the VSee stockholders equals the VSee Cash Consideration (minus the VSee indemnity escrow amount). If the VSee Distributable Cash is less than the VSee Cash Consideration, the balance will be paid in DHAC convertible notes. “Distributable Cash” means the excess, if any, of the Aggregate Transaction Proceeds, defined to mean the sum of the aggregate cash proceeds available from the DHAC trust account (after giving effect to any redemptions by DHAC’s public stockholders) and (ii) the aggregate proceeds from any PIPE financing, over $10,000,000.

iDoc Common Stock. At the Effective Time, each share of iDoc common stock, par value $1 per share (“iDoc Common Stock”), that is issued and outstanding immediately prior to the Effective Time (other than any shares of iDoc Common Stock held by dissenting stockholders), will be automatically canceled and extinguished and converted into the right to receive the iDoc Per Share Cash Consideration and the iDoc Per Share Stock Consideration. The “iDoc Per Share Cash Consideration” means the iDoc Cash Consideration divided by the aggregate number of shares of iDoc Common Stock outstanding as of the Effective Time. The “iDoc Per Share Stock Consideration means a number of shares of DHAC Common Stock equal to (a) (1) the iDoc Stock Consideration, divided by (2) the aggregate number of shares of iDoc Common Stock outstanding as of the Effective Time, divided by (b) 10. The “iDoc Cash Consideration” means 20% of the iDoc Closing Consideration and the “iDoc Stock Consideration” means 80% of the fair market value (determined as of the Effective Time) of the iDoc Closing Consideration. “iDoc Closing Consideration” means (1) $49,500,000, minus (2) the aggregate amount of iDoc’s transaction expenses. 45% of the Distributable Cash will be paid (x) first, to the escrow agent as payment of the iDoc indemnity escrow amount (which is 10% of the iDoc Cash Consideration), and (y) thereafter, to the iDoc stockholders pro rata in accordance with the shares of iDoc Common Stock outstanding as of the Effective Time, until the aggregate proceeds received by the iDoc stockholders equals the iDoc Cash Consideration (minus the iDoc indemnity escrow amount). If the iDoc Distributable Cash is less than the iDoc Cash Consideration, the balance will be paid in DHAC convertible notes.

VSee Stock Options. On or prior to the Effective Time, VSee will take all actions necessary to terminate all options to purchase shares of VSee Common Stock and any other awards (collectively, the “VSee Options”) granted under the VSee Lab, Inc. 2008 Stock Plan as amended through July 20, 2021 (the “VSee Equity Plan”) that are outstanding immediately prior to the Effective time, whether vested or unvested, and such VSee Options will cease to represent the right to purchase VSee Common Stock as of the Effective Time.

DHAC Convertible Notes. Any DHAC convertible notes issued to VSee and iDoc stockholders as described above will be convertible at the option of the holder into shares of DHAC Common Stock at a conversion price of $10 per share, bear no interest and will mature in one year unless earlier converted.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

VSee Health, Inc. Incentive Plan

DHAC has agreed to approve and adopt the VSee Health, Inc. 2022 Equity Incentive Plan (the “Incentive Plan”) to be effective as of one day prior to the closing of the transactions contemplated by the Business Combination Agreement (“Closing”) and in a form mutually acceptable to DHAC, VSee and iDoc. The Incentive Plan shall provide for an initial aggregate share reserve equal to 15% of the number of shares of DHAC common stock, par value $0.0001 per share (the “DHAC Common Stock”), outstanding following the Closing after giving effect to the Mergers and the transactions contemplated hereby, including without limitation, the PIPE Financing (as defined below). Subject to approval of the Incentive Plan by DHAC’s stockholders, DHAC has agreed to file a Form S-8 Registration Statement with the SEC following the Effective Time with respect to the shares of DHAC Common Stock issuable under the Incentive Plan.

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s shareholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders and (v) after giving effect to the transactions contemplated by the Business Combination Agreement, including the PIPE Financing, DHAC having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) immediately after the Effective Time.

In addition, the obligations of VSee and iDoc to consummate the Business Combination are subject to the fulfillment of other closing conditions, including, but not limited to, (i) the aggregate cash proceeds available for release from DHAC’s trust account (after giving effect to any redemptions of public shares, if any), together with the proceeds from the PIPE Financing, if any, equaling no less than $10,000,000, (ii) the approval by the Nasdaq Capital Market of DHAC’s listing application in connection with the Business Combination and (iii) the DHAC board of directors consisting of the number of directors, and comprising the individuals, as contemplated by the Business Combination Agreement.

PIPE Securities Purchase Agreement.

Concurrently with the execution of the Business Combination Agreement, DHAC has entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”), with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and DHAC has agreed to issue and sell to the PIPE Investors, immediately prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) promissory notes (the “PIPE Notes”) convertible into shares of DHAC common stock, par value $0.0001 per share (the “DHAC Common Stock”), and (b) warrants exercisable for shares of DHAC Common Stock (the “PIPE Warrant” and the financing under the PIPE Securities Purchase Agreement hereinafter referred to as the “PIPE Financing”) for aggregate proceeds of at least $10,000,000 (the “Aggregate Closing PIPE Proceeds”).

The Aggregate Closing PIPE Proceeds will be a part of the aggregate cash proceeds available for release to DHAC and the Merger Subs in connection with the transactions contemplated by the Business Combination Agreement. The PIPE Warrants are exercisable into shares of DHAC Common Stock, $0.0001 par value per share, at a price of $12.50 per share, and expire five (5) years from the date of issuance. The PIPE Notes are convertible into shares of DHAC Common Stock, $0.0001 par value per share, at a price of $10.00 per share, bear interest at 7.00% per annum, and mature on the eighteen (18) month anniversary of the issuance date of the PIPE Notes.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The PIPE Securities Purchase Agreement also provides that at any time after the date of the PIPE Securities Purchase Agreement and including (x) with respect to the PIPE Investors’ right to purchase Additional Offering Securities further to an Additional Offering (as each term is defined below) the earlier to occur of (I) the first anniversary of the date of the PIPE Securities Agreement and (II) the date of the consummation of one or more Subsequent Placements (as defined in the PIPE Securities Purchase Agreement) with the PIPE Investors on terms identical to the PIPE Securities Purchase Agreement and the other PIPE Financing documents in all material respects with an aggregate purchase price of at least $10 million (the “Additional Offering”, and the securities thereof, the “Additional Offering Securities”) and (y) with respect to Buyer’s right to participate in a Subsequent Placement other than an Additional Offering the earlier to occur of (I) the maturity date of the PIPE Notes, (II) the date all principal and interest due and owing under the PIPE Notes is either converted into DHAC Common Stock and/or repaid in full and (III) the date of the consummation of a Subsequent Placement by the Company with gross proceeds, paid in cash, of at least $5,000,000, in either case, neither the Company nor any of its subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless the Company shall have first complied with the PIPE Investors’ participation right described herein and set forth in the PIPE Securities Purchase Agreement. With respect to (i) Additional Offerings, DHAC is required to offer 100% of the Additional Offering Securities to the PIPE Investors; and (ii) Subsequent Placements, DHAC is required to offer 25% of the Offered Securities to the PIPE Investors.

The shares of DHAC Common Stock to be issued pursuant to the PIPE Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be delivered in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Pursuant to the PIPE Securities Purchase Agreement, the PIPE Investors will enter into a registration rights agreement (the “PIPE Registration Rights Agreement”) at the closing of the transactions contemplated by the PIPE Securities Purchase Agreement (the “PIPE Closing”). Pursuant to the PIPE Registration Rights Agreement, DHAC will agree to provide customary registration rights with respect to the shares of DHAC Common Stock issuable upon conversion of the PIPE Notes and PIPE Warrants. The PIPE Securities Purchase Agreement also provides that at the PIPE Closing, DHAC, VSee, and iDoc and their respective subsidiaries will execute (i) the Security and Pledge Agreement (the “PIPE Security Agreement”), under which DHAC, VSee, and iDoc and their respective subsidiaries will grant to the Collateral Agent (as defined in the PIPE Securities Purchase Agreement) for the PIPE Investors a collateral interest in certain equity interests, personal property, and intellectual property of the parties; and (ii) the Guaranty (the “PIPE Guaranty”), under which DHAC, VSee, and iDoc and their respective subsidiaries will guaranty the performance of all of DHAC’s and VSee’s obligations under the Securities Purchase Agreement and related documents.

Pursuant to the PIPE Securities Purchase Agreement, certain of DHAC’s stockholders will enter into a lock-up agreement (the “PIPE Lock-Up Agreement”) with DHAC. Pursuant to the PIPE Lock-Up Agreement, such stockholders will not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of DHAC Common Stock or Convertible Securities (as defined in the PIPE Securities Purchase Agreement), or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to any shares of Common Stock or Convertible Securities owned directly by the PIPE Investors (including holding as a custodian) or with respect to which each PIPE Investor has beneficial ownership within the rules and regulations of the Securities and Exchange Commission (collectively, the “PIPE Investor Shares”), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the PIPE Investor Shares, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of shares of DHAC Common Stock or other securities, in cash or otherwise, (iii) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of DHAC Common Stock or Convertible Securities or (iv) publicly disclose the intention to do any of the foregoing.

Under the PIPE Lock-Up Agreement, the PIPE Lock-Up Period means the period beginning on the date of the Lock-Up Agreement and ending on the earlier of the eight month anniversary of the Closing Date (or, if earlier, if after the Closing Date the VWAP (as defined in the PIPE Notes) of the DHAC Common Stock exceeds $12.50 (as adjusted for any stock splits, stock dividends, stock combinations recapitalizations and similar events after the Closing Date) for a period twenty (20) consecutive Trading Days (the “Release Triggering Date”), on the Trading Day immediately following such Release Triggering Date).

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Shares

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. As of June 30, 2022 and December 31, 2021, there were 3,432,000 common shares issued and outstanding, excluding 11,500,000 shares subject to redemption which were classified outside of permanent equity on the condensed consolidated balance sheets.

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

NOTE 8. WARRANTS

There are 12,057,000 warrants issued and outstanding as of June 30, 2022 and December 31, 2021. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $0 in cash and $116,777,000 in U.S. Treasury securities. During the three months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $959 in cash and $116,726,019 in U.S. Treasury securities. During the period ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The following table present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021 are as follows:

				Gross
			Amortized	Holding	Fair
	Held-To-Maturity	Level	Cost	Loss	Value
June 30, 2022	U.S. Treasury Securities (Matured on 04/19/22)	1	$116,777,000	$28,500	$116,805,500

				Gross
			Amortized	Holding	Fair
	Held-To-Maturity	Level	Cost	Loss	Value
December 31, 2021	U.S. Treasury Securities (Matured on 3/17/2022)	1	$116,726,019	$(3,097)	$116,722,922

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three and six months ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, expect as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On August 9, 2022, the parties to the Original Agreement entered into the Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), pursuant to which the Original Agreement was amended and restated in its entirety.  (See Note 1 and 6).

Concurrently with the execution of the Business Combination Agreement, DHAC has entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”), with certain institutional and accredited investors (the “PIPE Investors”).  (See Note 6 PIPE Securities Purchase Agreement).

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

The Registration Statement for our initial public offering was declared effective on November 3, 2021 (the “Initial Public Offering,” or “IPO”). On November 8, 2021, we consummated the Initial Public Offering of 11,500,000 units (the “Units”) at $10.00 per Unit including the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $115,000,000, and incurring transaction costs of $6,877,164, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $659,459 which consisted of $722,162 in general and administrative expenses, partially offset by income from our investments held in the trust account of $62,703.

For the six months ended June 30, 2022, we had a net loss of $1,186,819 which consisted of $1,265,341 in general and administrative expenses, partially offset by income from our investments held in the trust account of $78,522.

For three months ended June 30, 2021 and for the period from March 5, 2021 (inception) through June 30, 2021, we had a net loss of $5,000 which consisted of formation and operational costs.

Liquidity and Capital Resources

As of June 30, 2022, we had $191,125 in cash and no cash equivalents.

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

Liquidity and Going Concern

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company's officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the condensed consolidated financial statements were issued.

As of June 30, 2022, the Company had a cash balance of $191,125 and a working capital deficiency of $231,787. In addition, in connection with the Company's assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after June 30, 2022.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $30,000 and $60,000 for the three months and six months ended June 30, 2022, respectively. We have not incurred administrative services expenses of for the period from March 5, 2021 (inception) through June 30, 2021, respectively, in general and administrative expenses in connection with the related agreement in the accompanying condensed consolidated statement of operations.

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

Common stock subject to possible redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements except for the following:

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Offerings

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

Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 557,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement with our Sponsor, generating gross proceeds of $ 5,570,000. As of November 8, 2021, we received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

In connection with the Initial Public Offering, we incurred offering cost of $6,877,164 (including $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs.) Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, approximately $116,725,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Units was placed in the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Unit, an aggregate of $116,725,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL HEALTH ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Daniel Sullivan
	Name:	Daniel Sullivan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)