Form 10-Q
period 2022-09-30
DIGITAL HEALTH ACQUISITION CORP.
filed 2022-11-10
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, 4,126,123 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DIGITAL HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from March 5, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from March 5, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 5, 2021 (Inception) through September 30, 2021	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Offerings	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	33
Part III. Signatures	34

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$44,970	$760,012
Prepaid and other current assets	60,374	457,605
Total Current Assets	105,344	1,217,617

Cash investments held in Trust Account	117,197,128	116,726,978
Total Assets	$117,302,472	$117,944,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,422,592	$140,163
Income taxes payable	83,026	—
Advances from related parties	43,900	43,900
Total current liabilities	1,549,518	184,063

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	5,919,518	4,554,063

Commitments and Contingencies
Common stock subject to redemption, of 11,500,000 shares issued and outstanding at redemption value of $10.17 and $10.15 per share, as of September 30, 2022 and December 31, 2021, respectively	116,969,634	116,725,000

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,432,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	344	344
Accumulated deficit	(5,587,024)	(3,334,812)
Total Stockholders’ Deficit	(5,586,680)	(3,334,468)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,302,472	$117,944,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period
	For the Three Months			from March 5,
	Ended		For the Nine Months	2021 (Inception)
	September 30,		Ended September 30,	through September 30,
	2022	2021	2022	2021

Formation and operational costs	$1,129,361	$180	$2,394,702	$5,180
Loss from operations	(1,129,361)	(180)	(2,394,702)	(5,180)

Other income:
Interest earned on Investment held in Trust Account	391,628	—	470,150	—
Total other income, net	391,628	—	470,150	—
Income (loss) before provision for income taxes	(737,733)	(180)	(1,924,552)	(5,180)
Provision for income taxes	(83,026)	—	(83,026)	—

Net loss	$(820,759)	$(180)	$(2,007,578)	$(5,180)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	14,932,000	2,500,000	14,932,000	2,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$(0.00)	$(0.13)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	3,432,000	$344	$(3,334,812)	$(3,334,468)

Net loss	—	—	(527,360)	(527,360)

Balance – March 31, 2022 (unaudited)	3,432,000	344	(3,862,172)	(3,861,828)

Net loss	—	—	(659,459)	(659,459)

Balance – June 30, 2022 (unaudited)	3,432,000	344	(4,521,631)	(4,521,287)

Change in value of common stock subject to redemption	—	—	(244,634)	(244,634)

Net loss	—	—	(820,759)	(820,759)

Balance – September 30, 2022 (unaudited)	3,432,000	$344	$(5,587,024)	$(5,586,680)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND

FOR THE PERIOD FROM MARCH 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 5, 2021 (Inception)	—	$—	$—	$—	$—

Net loss	—	—	—	—	—

Balance – March 31, 2021 (unaudited)	—	—	—	—	—

Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – June 30, 2021 (unaudited)	2,875,000	$288	$24,712	$(5,000)	$20,000

Net loss	—	—	—	(180)	(180)

Balance – September 30, 2021 (unaudited)	2,875,000	$288	$24,712	$(5,180)	$19,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
	For the Nine	from March 5,
	Months	2021 (Inception)
	Ended	through
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,007,578)	$(5,180)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Formation costs paid by Sponsor	—	5,000
Interest earned on investments held in Trust Account	(470,150)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	397,231	—
Accounts payable and accrued expenses	1,282,429	—
Income taxes payable	83,026	—
Net cash (used in) operating activities	(715,042)	(180)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	124,952
Payment of offering costs	—	(144,273)
Net cash provided by financing activities	—	5,679

Net Change in Cash	(715,042)	5,499
Cash – Beginning of period	760,012	—
Cash – End of period	$44,970	$5,499

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$104,337
Payment of offering costs through promissory note – related party	$—	$70,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Digital Health Acquisition Corp. (the “Company” or “DHAC”) is a newly incorporated blank check company incorporated as a Delaware corporation on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not executed a business combination or a merger agreement with any specific Business Combination target(s). On June 09, 2022, DHAC Merger Sub I, Inc. (“Merger Sub I”), a Delaware corporation and a wholly owned subsidiary of the Company, was formed. On June 09, 2022, DHAC Merger Sub II, Inc. (“Merger Sub II”), a Texas corporation and a wholly owned subsidiary of the Company, was formed.

As of September 30, 2022, the Company had not commenced any significant operations. All activity for the period from April 1, 2021, date which operations commenced, through September 30, 2022 relates to the Company’s formation and the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3. On October 20, 2022 In connection with the stockholders meeting to approve the extension, further described in Note 10, 10,805,877 shares of DHAC’s common stock were redeemed leaving 694,123 shares subject to redemption.

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

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust Account is intended as a holding place for funds pending the earliest to occur of either (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the Company’s return of the funds held in the Trust Account to the Company’s public stockholders as part of the Company’s redemption of the public shares. On October 20, 2022, stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to (a) extend the date by which DHAC has to consummate a business combination (the ‘‘Extension’’) for an additional three (3) months, from November 8, 2022 to February 8, 2023, (b) provide DHAC’s board of directors the ability to further extend the date by which DHAC has to consummate a business combination up to three (3) additional times for three (3) months each time, for a maximum of nine (9) additional months if Digital Health Sponsor, LLC, our ‘‘sponsor’’, pays an amount equal to $350,000 for each three-month extension (the ‘‘Extension Fee’’),

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the Company’s public stockholders with the opportunity to redeem all or a portion of their common shares in connection with the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially anticipated to be $10.15 per public share. On October 26, 2022, in connection with the approval of the extension, the Sponsor deposited $350,000 into trust for the first three month extension, as such the amount in trust is anticipated to be $10.65 per public share.

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

The Company had 12 months from the closing of the Initial Public Offering to complete an initial Business Combination (the “Combination Period”). On October 20, 2022, stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to extend the date by which DHAC has to consummate a business combination for an additional three (3) months, from November 8, 2022 to February 8, 2023, and has the ability to extend the time up to three (3) times for a maximum of (9) additional months, if the Sponsor pays $350,000 for each three months extension. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On June 15, 2022, Digital Health Acquisition Corp. (“DHAC” or the “Company”), entered into a business combination agreement, by and among DHAC Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a wholly owned subsidiary of DHAC (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of DHAC, VSee and iDoc on June 15, 2022. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Business Combination Agreement. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of the PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants further described on Note 6.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 21, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

As of September 30, 2022, the Company had a cash balance of $44,970 and a working capital deficiency of $1,217,130. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of September 30, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant were allocated to equity. Offering costs associated with the Common stock issued were initially charged to temporary equity and then accreted to Common stock subject to redemption upon the completion of the Initial Public Offering.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	244,634
Common stock subject to possible redemption, September 30, 2022	$116,969,634

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 11.25% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 4.31% and 0.0% for the nine months ended September 30, 2022 and for the period from March 5, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from March 5, 2021 (inception) through September 31, 2021 due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 12,057,000 common stocks in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

				For the period from
				March 5, 2021
	Three Months Ended		Nine Months Ended	(Inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per of common stock
Numerator:
Allocation of net loss, as adjusted	$(820,759)	$(180)	$(2,007,578)	$(5,180)
Denominator:
Basic and diluted weighted average shares outstanding, non- redeemable common stock	14,932,000	2,500,000	14,932,000	2,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$(0.00)	$(0.13)	$(0.00)

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Advance from Related Party

As of November 8, 2021, the Sponsor paid $402,936 for expenses on behalf of the Company. The advance was repaid on November 12, 2021.

On November 12, 2021, the Company advanced an additional $43,900 which remains payable as of September 30, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the three months and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, of which $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2022. For the three months ended September 30, 2021 and for the period from March 5, 2021 (Inception) through September 30, 2021, the Company did not incur any fees for these services.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The Company executed a Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) dated November 3, 2022 with A.G.P. whereby A.G.P. subscribed for and will purchase, and DHAC will issue and sell, at the closing of the Business Combination, 4,370 shares of Series B Preferred Stock (“Series B Shares”) convertible into shares of DHAC common stock. The purchase price for the Series B Shares will be paid by conversion of A.G.P.’s $4,370,000 deferred underwriting fee into such Series B Shares. The Certificate of Designation of the Series B Preferred Stock establishes the terms and conditions of the Series B Preferred Stock.

The Business Combination Agreement

On June 15, 2022, Digital Health Acquisition Corp (“DHAC”) entered into the Business Combination Agreement, with Merger Sub I, Merger Sub II, VSee and iDoc. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of the PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants. Pursuant to the terms of the Business Combination Agreement, a business combination by and among DHAC, VSee and iDoc will be effected through the merger of Merger Sub I with and into VSee, with VSee surviving the Merger as a wholly owned subsidiary of DHAC and the merger of Merger Sub II with and into iDoc, with iDoc surviving the Merger as a wholly owned subsidiary of DHAC. The Board of Directors of DHAC (the “Board”) has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

The Merger Consideration

The Business Combination combined equity value of VSee and iDoc at $110 million. At the Closing, each of VSee and iDoc will convert each share of VSee and iDoc capital stock (excluding shares of the holders who perfect rights of appraisal under Delaware or Texas law, as the case may be) into the right to receive the applicable merger consideration as further described below.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

VSee Merger Consideration

The aggregate merger consideration that the holders of VSee Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “VSee Closing Consideration,” is an amount equal to (1) $60,500,000, minus (2) an amount equal to the Effective Time Option Grants multiplied by $10, minus (3) the aggregate amount of VSee’s transaction expenses. “Effective Time Option Grants” refers to the stock options with an exercise price of $10 per share pursuant to the Incentive Plan to the individuals, in the amounts, and on the terms set forth on Exhibit E to the Business Combination Agreement. 100% of the VSee Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the VSee Indemnity Escrow Amount as described below. The “VSee Per Share Consideration” refers to a number of shares of Common Stock equal to (a) (1) the VSee Closing Consideration, divided by (2) the total number of VSee Outstanding Shares, divided by (b) 10. “VSee Outstanding Shares” refers to the total number of shares of VSee Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to VSee Common Stock basis, and including, without limitation or duplication, the number of shares of VSee Common Stock issuable upon conversion of the VSee Preferred Stock.

“Aggregate Transaction Proceeds” refers to an amount equal to the sum of (i) the aggregate cash proceeds available for release from the Trust Account in connection with the transactions contemplated hereby (after, for the avoidance of doubt, giving effect to all of the redemptions of the Public Shares) and (ii) the Aggregate Closing PIPE Proceeds.

iDoc Merger Consideration

The aggregate merger consideration that the holders of iDoc Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “iDoc Closing Consideration,” is an amount equal to (1) $49,500,000, minus (2) the aggregate amount of iDoc’s transaction expenses. 100% of the iDoc Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the iDoc Indemnity Escrow Amount as described below. The “iDoc Per Share Consideration” refers to a number of shares of Common Stock equal to (a) (1) the iDoc Closing Consideration, divided by (2) the total number of iDoc Outstanding Shares, divided by (b) 10. “iDoc Outstanding Shares” refers to the total number of shares of iDoc Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to iDoc Common Stock basis.

VSee Health, Inc. Incentive Plan

DHAC has agreed to approve and adopt the VSee Health, Inc. 2022 Equity Incentive Plan (the “Incentive Plan”) to be effective as of one day prior to the closing Business Combination and in a form mutually acceptable to DHAC, VSee and iDoc. The Incentive Plan shall provide for an initial aggregate share reserve equal to 15% of the number of shares of DHAC Common Stock outstanding following the closing after giving effect to the Business Combination, including without limitation, the PIPE Financing. Subject to approval of the Incentive Plan by DHAC’s Stockholders, DHAC has agreed to file a Form S-8 Registration Statement with the SEC following the Effective Time with respect to the shares of DHAC Common Stock issuable under the Incentive Plan.

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s shareholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders and (v) after giving effect to the transactions contemplated by the Business Combination Agreement, including the PIPE Financing, DHAC having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) immediately after the Effective Time and (vi) the delivery of applicable closing deliverables.

In addition, the obligations of VSee and iDoc to consummate the Business Combination are subject to the fulfillment of other closing conditions, including, but not limited to, (i) the approval by the Nasdaq Capital Market of  DHAC’s listing application  in connection with the Business Combination and (ii) the DHAC board of directors consisting of the number of directors, and comprising the individuals, as contemplated by the Business Combination Agreement

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

PIPE Securities Purchase Agreement

In connection with the execution of the Business Combination Agreement, DHAC executed an Amended and Restated Securities Purchase Agreement (the “PIPE Securities Purchase Agreement”) dated October 6, 2022 with certain PIPE Investors whereby the PIPE Investors subscribed for and will purchase, and DHAC will issue and sell, (i) 8,000 shares of Series A Preferred Stock (“PIPE Shares”) convertible into shares of DHAC common stock and (ii) warrants (“Warrants”) exercisable for 424,000 shares of DHAC Common Stock (such transactions, the “PIPE Financing”) for aggregate proceeds of at least $8,000,000 (the “Aggregate Closing PIPE Proceeds”). The Aggregate Closing PIPE Proceeds will be a part of the aggregate cash proceeds available for release to DHAC, Merger Sub I, and Merger Sub II in connection with the transactions contemplated by the Business Combination Agreement. The PIPE Warrants are exercisable into shares of DHAC Common Stock at a price of $12.50 per share and expire 5 years from the date of issuance. The PIPE Shares are convertible into shares of DHAC Common Stock at a price of $10.00 per share, subject to certain adjustments. The Certificate of Designation of the Series A Preferred Stock establishes the terms and conditions of the Series A Preferred Stock. For more information, see “Description of the Combined Company’s Securities — Series A Preferred Stock” and “Description of the Combined Company’s Securities — PIPE Warrants.”

The PIPE Securities Purchase Agreement also provides that at any time after the date of the PIPE Securities Purchase Agreement and including (x) with respect to the PIPE Investors’ right to purchase Additional Offering Securities further to an Additional Offering (as each term is defined below) the earlier to occur of (I) the first anniversary of the date of the PIPE Securities Purchase Agreement and (II) the date of the consummation of one or more Subsequent Placements (as defined in the PIPE Securities Purchase Agreement) with the PIPE Investors on terms identical to the PIPE Securities Purchase Agreement and the other PIPE Financing documents in all material respects with an aggregate purchase price of at least $10 million (the “Additional Offering”, and the securities thereof, the “Additional Offering Securities”) and (y) with respect to Buyer’s right to participate in a Subsequent Placement other than an Additional Offering the earlier to occur of (I) the initial date after the Closing that no PIPE Shares remain outstanding, and the date of the consummation of a Subsequent Placement by the Company with gross proceeds, paid in cash, of at least $5,000,000, in either case, neither the Company nor any of its subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless the Company shall have first complied with the PIPE Investors’ participation right described herein and set forth in the PIPE Securities Purchase Agreement. With respect to (i) Additional Offerings, DHAC is required to offer 100% of the Additional Offering Securities to the PIPE Investors; and (ii) Subsequent Placements, DHAC is required to offer 25% of the Offered Securities to the PIPE Investors.

PIPE Registration Rights Agreement

In connection with the closing of the transactions contemplated by the PIPE Securities Purchase Agreement, DHAC and the PIPE Investors will enter into the registration rights agreement (the “PIPE Registration Rights Agreement”). The PIPE Registration Rights Agreement provides the PIPE Investors with customary registration rights with respect to the shares of Common Stock underlying the PIPE Shares and PIPE Warrants issued to the PIPE Investors. Pursuant to the Registration Rights Agreement, DHAC will agree to (i) file a registration statement with the SEC for the registration and resale of a number of shares of DHAC Common Stock at least equal to 200% of the sum of the number of shares of DHAC Common Stock issuable upon conversion of the PIPE Shares and upon exercise of the PIPE Warrants (collectively, the “Registrable Securities”) within 30 days after the closing of the PIPE Securities Purchase Agreement; (ii) to use DHAC’s best efforts to have such registration statement to be declared effective as soon as practicable after the filing thereof, but no later than earlier of (a) the 90th calendar day (or 120th calendar day if the SEC notifies the Company that it will “review” the registration statement) and (b) the 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review and (iii) to use DHAC’s best efforts to maintain the effectiveness of such registration statement with respect to the Registrable Securities at all times until the date all of the securities covered hereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

PIPE Lock-Up Agreement

Pursuant to the PIPE Securities Purchase Agreement, certain of DHAC’s stockholders will enter into a lock-up agreement (the “PIPE Lock-Up Agreement”) with DHAC. Pursuant to the PIPE Lock-Up Agreement, such stockholders will not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of DHAC Common Stock or Convertible Securities (as defined in the PIPE Securities Purchase Agreement), or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to any shares of Common Stock or Convertible Securities owned directly by the PIPE Investors (including holding as a custodian) or with respect to which each PIPE Investor has beneficial ownership within the rules and regulations of the Securities and Exchange Commission (collectively, the “PIPE Investor Shares”), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the PIPE Investor Shares, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of shares of DHAC Common Stock or other securities, in cash or otherwise, or (iii) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of DHAC Common Stock or Convertible Securities or (iv) publicly disclose the intention to do any of the foregoing.

Under the PIPE Lock-Up Agreement, the PIPE Lock-Up Period means the period beginning on the date of the Lock-Up Agreement and ending on the earliest of (i) eight months after the Closing Date, or (ii) on the trading day after DHAC’s Common Stock exceeds $12.50 (as adjusted for any stock splits, stock dividends, stock combinations recapitalizations and similar events) for a period of twenty consecutive trading days after the Closing Date.

Bridge Securities Purchase Agreement

On October 6, 2022, in connection with the execution of the Business Combination Agreement, DHAC, VSee and iDoc entered into a securities purchase agreement with an accredited investor, who is also an investor in our Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). The Bridge Notes will be assumed by DHAC in connection with the closing of the Business Combination. The Bridge Notes bear guaranteed interest at a rate of 10.00% per annum and are convertible into shares of DHAC common stock under certain conditions described below. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. If the PIPE Financing closes in connection with the closing of the Business Combination, 110% of all unpaid principal under the Bridge Notes and guaranteed interest of 10% are due and payable at the closing of the PIPE Financing.

Legal Claims

On September 26, 2022, the Company was notified of a lawsuit filed against the Company. The plaintiff claims a breach in the employment agreement signed with iDoc and VSee that was to become DHAC’s obligation at the closing of the business combination. The plaintiff filed a demand for unpaid wages and the 10,000 vested incentive stock options. There is no way to currently estimate the outcome of this claim however the Company will work towards settling the claims and no material consequence is anticipated.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. As of September 30, 2022 and December 31, 2021, there were 3,432,000 common shares issued and outstanding, excluding 11,500,000 shares subject to redemption which were classified outside of permanent equity on the condensed consolidated balance sheets.

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

NOTE 8. WARRANTS

There are 12,057,000 warrants issued and outstanding as of September 30, 2022 and December 31, 2021. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

At September 30, 2022, assets held in the Trust Account were comprised of $117,197,128 in money market funds. During the three months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $959 in cash and $116,726,019 in U.S. Treasury securities. During the period ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021 are as follows:

				Gross
			Amortized	Holding	Fair
	Trading Securities	Level	Cost	Loss	Value
September 30, 2022	Money Market Funds	1	$ n/a	$ n/a	$117,197,128

				Gross
			Amortized	Holding	Fair
	Held-To-Maturity	Level	Cost	Loss	Value
December 31, 2021	U.S. Treasury Securities (Matured on 3/17/2022)	1	$116,726,019	$(3,097)	$116,722,922

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three and nine months ended September 30, 2022.

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

As described in Note 6 Commitments, on October 6, 2022 the Company amended the Business Combination agreement and entered into various supporting agreements as described in Note 6.

On October 20, 2022, stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to (a) extend the date by which DHAC has to consummate a business combination (the ‘‘Extension’’) for an additional three (3) months, from November 8, 2022 to February 8, 2023, (b) provide DHAC’s board of directors the ability to further extend the date by which DHAC has to consummate a business combination up to three (3) additional times for three (3) months each time, for a maximum of nine (9) additional months if Digital Health Sponsor, LLC, our ‘‘sponsor’’, pays an amount equal to $350,000 for each three-month extension (the ‘‘Extension Fee’’), which amount shall be deposited in the trust account of the company; provided, that if as of the time of an extension DHAC has filed a Form S-4 registration statement in connection with its initial business combination, then no Extension Fee would be required in connection with such extension, and (c) allow for DHAC to provide redemption rights to DHAC’s public stockholders in accordance with the requirements of the amended and restated certificate of incorporation without complying with the tender offer rules. The Sponsor has agreed to loan DHAC said $350,000. In connection with such stockholder vote, an aggregate of 10,805,877 shares of DHAC’s common stock were redeemed leaving 4,156,123 shares issued and outstanding and entitled to vote as of October 20, 2022. As of October 26, 2022 the $350,000 have been deposited into trust.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $820,759 which consisted of $1,129,361 in general and administrative expenses and provision for incomes taxes of $83,026, partially offset by income from our investments held in the trust account of $391,628.

For the nine months ended September 30, 2022, we had a net loss of $2,007,578 which consisted of $2,394,702 in general and administrative expenses and provision for incomes taxes of $83,026, partially offset by income from our investments held in the trust account of $470,150.

For three months ended September 30, 2021 and for the period from March 5, 2021 (inception) through September 30, 2021, we had a net loss of $180 and $5,180 which consisted of formation and operational costs, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had $44,970 in cash and no cash equivalents.

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

Liquidity and Going Concern

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the condensed consolidated financial statements were issued.

As of September 30, 2022, the Company had a cash balance of $44,970 and a working capital deficiency of $1,217,130 net of $227,044 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of September 30, 2022.

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

Underwriting Agreement and Deferred Underwriting Commission

The company paid an underwriting discount of $0.17 per Unit, or $1,955,000 in the aggregate, at the closing of the Initial Public Offering. An additional fee equal to 3.8% of the gross proceeds of the Initial Public Offering, or $4,370,000, will be payable to A.G.P./Alliance Global Partners (the “Representative”) as a deferred underwriting commission in connection with the business combination. This deferred underwriting commission will become payable to the Representative from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement dated November 3, 2021. The Company executed a Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) dated November 3, 2022 with A.G.P. whereby A.G.P. subscribed for and will purchase, and DHAC will issue and sell, at the closing of the Business Combination, 4,370 shares of Series B Preferred Stock (“Series B Shares”) convertible into shares of DHAC common stock. The purchase price for the Series B Shares will be paid by conversion of A.G.P.’s $4,370,000 deferred underwriting fee into such Series B Shares. The Certificate of Designation of the Series B Preferred Stock establishes the terms and conditions of the Series B Preferred Stock.

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $30,000 and $90,000 for the three months and nine months ended September 30, 2022, respectively. We have not incurred administrative services expenses of for the period from March 5, 2021 (inception) through September 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying condensed consolidated statement of operations.

The Business Combination Agreement

On June 15, 2022, Digital Health Acquisition Corp (“DHAC”) entered into the Business Combination Agreement, with Merger Sub I, Merger Sub II, VSee and iDoc. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of the PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants. Pursuant to the terms of the Business Combination Agreement, a business combination by and among DHAC, VSee and iDoc will be effected through the merger of Merger Sub I with and into VSee, with VSee surviving the Merger as a wholly owned subsidiary of DHAC and the merger of Merger Sub II with and into iDoc, with iDoc surviving the Merger as a wholly owned subsidiary of DHAC. The Board of Directors of DHAC (the “Board”) has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

The Merger Consideration

The Business Combination combined equity value of VSee and iDoc at $110 million. At the Closing, each of VSee and iDoc will convert each share of VSee and iDoc capital stock (excluding shares of the holders who perfect rights of appraisal under Delaware or Texas law, as the case may be) into the right to receive the applicable merger consideration as further described below.

VSee Merger Consideration

The aggregate merger consideration that the holders of VSee Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “VSee Closing Consideration,” is an amount equal to (1) $60,500,000, minus (2) an amount equal to the Effective Time Option Grants multiplied by $10, minus (3) the aggregate amount of VSee’s transaction expenses. “Effective Time Option Grants” refers to the stock options with an exercise price of $10 per share pursuant to the Incentive Plan to the individuals, in the amounts, and on the terms set forth on Exhibit E to the Business Combination Agreement. 100% of the VSee Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the VSee Indemnity Escrow Amount as described below. The “VSee Per Share Consideration” refers to a number of shares of Common Stock equal to (a) (1) the VSee Closing Consideration, divided by (2) the total number of VSee Outstanding Shares, divided by (b) 10. “VSee Outstanding Shares” refers to the total number of shares of VSee Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to VSee Common Stock basis, and including, without limitation or duplication, the number of shares of VSee Common Stock issuable upon conversion of the VSee Preferred Stock.

“Aggregate Transaction Proceeds” refers to an amount equal to the sum of (i) the aggregate cash proceeds available for release from the Trust Account in connection with the transactions contemplated hereby (after, for the avoidance of doubt, giving effect to all of the redemptions of the Public Shares) and (ii)the Aggregate Closing PIPE Proceeds.

iDoc Merger Consideration

The aggregate merger consideration that the holders of iDoc Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “iDoc Closing Consideration,” is an amount equal to (1) $49,500,000, minus (2) the aggregate amount of iDoc’s transaction expenses. 100% of the iDoc Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the iDoc Indemnity Escrow Amount as described below. The “iDoc Per Share Consideration” refers to a number of shares of Common Stock equal to (a) (1) the iDoc Closing Consideration, divided by (2) the total number of iDoc Outstanding Shares, divided by (b) 10. “iDoc Outstanding Shares” refers to the total number of shares of iDoc Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to iDoc Common Stock basis.

VSee Health, Inc. Incentive Plan

DHAC has agreed to approve and adopt the VSee Health, Inc. 2022 Equity Incentive Plan (the “Incentive Plan”) to be effective as of one day prior to the closing Business Combination and in a form mutually acceptable to DHAC, VSee and iDoc. The Incentive Plan shall provide for an initial aggregate share reserve equal to 15% of the number of shares of DHAC Common Stock outstanding following the closing after giving effect to the Business Combination, including without limitation, the PIPE Financing. Subject to approval of the Incentive Plan by DHAC’s Stockholders, DHAC has agreed to file a Form S-8 Registration Statement with the SEC following the Effective Time with respect to the shares of DHAC Common Stock issuable under the Incentive Plan.

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s shareholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders and (v) after giving effect to the transactions contemplated by the Business Combination Agreement, including the PIPE Financing, DHAC having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) immediately after the Effective Time and (vi) the delivery of applicable closing deliverables.

In addition, the obligations of VSee and iDoc to consummate the Business Combination are subject to the fulfillment of other closing conditions, including, but not limited to, (i) the approval by the Nasdaq Capital Market of DHAC’s listing application in connection with the Business Combination and (ii) the DHAC board of directors consisting of the number of directors, and comprising the individuals, as contemplated by the Business Combination Agreement

PIPE Securities Purchase Agreement

In connection with the execution of the Business Combination Agreement, DHAC executed an Amended and Restated Securities Purchase Agreement (the “PIPE Securities Purchase Agreement”) dated October 6, 2022 with certain PIPE Investors whereby the PIPE Investors subscribed for and will purchase, and DHAC will issue and sell, (i) 8,000 shares of Series A Preferred Stock (“PIPE Shares”) convertible into shares of DHAC common stock and (ii) warrants (“Warrants”) exercisable for 424,000 shares of DHAC Common Stock (such transactions, the “PIPE Financing”) for aggregate proceeds of at least $8,000,000 (the “Aggregate Closing PIPE Proceeds”). The Aggregate Closing PIPE Proceeds will be a part of the aggregate cash proceeds available for release to DHAC, Merger Sub I, and Merger Sub II in connection with the transactions contemplated by the Business Combination Agreement. The PIPE Warrants are exercisable into shares of DHAC Common Stock at a price of $12.50 per share and expire 5 years from the date of issuance. The PIPE Shares are convertible into shares of DHAC Common Stock at a price of $10.00 per share, subject to certain adjustments. The Certificate of Designation of the Series A Preferred Stock establishes the terms and conditions of the Series A Preferred Stock. For more information, see “Description of the Combined Company’s Securities — Series A Preferred Stock” and “Description of the Combined Company’s Securities — PIPE Warrants.”

The PIPE Securities Purchase Agreement also provides that at any time after the date of the PIPE Securities Purchase Agreement and including (x) with respect to the PIPE Investors’ right to purchase Additional Offering Securities further to an Additional Offering (as each term is defined below) the earlier to occur of (I) the first anniversary of the date of the PIPE Securities Purchase Agreement and (II) the date of the consummation of one or more Subsequent Placements (as defined in the PIPE Securities Purchase Agreement) with the PIPE Investors on terms identical to the PIPE Securities Purchase Agreement and the other PIPE Financing documents in all material respects with an aggregate purchase price of at least $10 million (the “Additional Offering”, and the securities thereof, the “Additional Offering Securities”) and (y) with respect to Buyer’s right to participate in a Subsequent Placement other than an Additional Offering the earlier to occur of (I) the initial date after the Closing that no PIPE Shares remain outstanding, and the date of the consummation of a Subsequent Placement by the Company with gross proceeds, paid in cash, of at least $5,000,000, in either case, neither the Company nor any of its subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless the Company shall have first complied with the PIPE Investors’ participation right described herein and set forth in the PIPE Securities Purchase Agreement. With respect to (i) Additional Offerings, DHAC is required to offer 100% of the Additional Offering Securities to the PIPE Investors; and (ii) Subsequent Placements, DHAC is required to offer 25% of the Offered Securities to the PIPE Investors.

PIPE Registration Rights Agreement

In connection with the closing of the transactions contemplated by the PIPE Securities Purchase Agreement, DHAC and the PIPE Investors will enter into the registration rights agreement (the “PIPE Registration Rights Agreement”). The PIPE Registration Rights Agreement provides the PIPE Investors with customary registration rights with respect to the shares of Common Stock underlying the PIPE Shares and PIPE Warrants issued to the PIPE Investors. Pursuant to the Registration Rights Agreement, DHAC will agree to (i) file a registration statement with the SEC for the registration and resale of a number of shares of DHAC Common Stock at least equal to 200% of the sum of the number of shares of DHAC Common Stock issuable upon conversion of the PIPE Shares and upon exercise of the PIPE Warrants (collectively, the “Registrable Securities”) within 30 days after the closing of the PIPE Securities Purchase Agreement; (ii) to use DHAC’s best efforts to have such registration statement to be declared effective as soon as practicable after the filing thereof, but no later than earlier of (a) the 90th calendar day (or 120th calendar day if the SEC notifies the Company that it will “review” the registration statement) and (b) the 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review and (iii) to use DHAC’s best efforts to maintain the effectiveness of such registration statement with respect to the Registrable Securities at all times until the date all of the securities covered hereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act.

PIPE Lock-Up Agreement

Pursuant to the PIPE Securities Purchase Agreement, certain of DHAC’s stockholders will enter into a lock-up agreement (the “PIPE Lock-Up Agreement”) with DHAC. Pursuant to the PIPE Lock-Up Agreement, such stockholders will not (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of DHAC Common Stock or Convertible Securities (as defined in the PIPE Securities Purchase Agreement), or establish or increase a put equivalent position or liquidate  or decrease a call equivalent position within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to any shares of Common Stock or Convertible Securities owned directly by the PIPE Investors (including holding as a custodian) or with respect to which each PIPE Investor has beneficial ownership within the rules and regulations of the Securities and Exchange Commission (collectively, the “PIPE Investor Shares”), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the PIPE Investor Shares, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of shares of DHAC Common Stock or other securities, in cash or otherwise, or (iii) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of DHAC Common Stock or Convertible Securities or (iv) publicly disclose the intention to do any of the foregoing.

Under the PIPE Lock-Up Agreement, the PIPE Lock-Up Period means the period beginning on the date of the Lock-Up Agreement and ending on the earliest of (i) eight months after the Closing Date, or (ii) on the trading day after DHAC’s Common Stock exceeds $12.50 (as adjusted for any stock splits, stock dividends, stock combinations recapitalizations and similar events) for a period of twenty consecutive trading days after the Closing Date.

Bridge Securities Purchase Agreement

On October 6, 2022, in connection with the execution of the Business Combination Agreement, DHAC, VSee and iDoc entered into a securities purchase agreement with an accredited investor, who is also an investor in our Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). The Bridge Notes will be assumed by DHAC in connection with the closing of the Business Combination. The Bridge Notes bear guaranteed interest at a rate of 10.00% per annum and are convertible into shares of DHAC common stock under certain conditions described below. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. If the PIPE Financing closes in connection with the closing of the Business Combination, 110% of all unpaid principal under the Bridge Notes and guaranteed interest of 10% are due and payable at the closing of the PIPE Financing.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements except for the following:

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2022, the Company was notified of a lawsuit filed against the Company. The plaintiff claims a breach in the employment agreement signed with iDoc and VSee that was to become DHAC’s obligation at the closing of the business combination. The plaintiff filed a demand for unpaid wages and the 10,000 vested incentive stock options. There is no way to currently estimate the outcome of this claim however the Company will work towards settling the claims and no material consequence is anticipated.

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

DIGITAL HEALTH ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Daniel Sullivan
	Name:	Daniel Sullivan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)