Form 10-K
period 2022-12-31
DIGITAL HEALTH ACQUISITION CORP.
filed 2023-04-12
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $115,345,000.

As of April 7, 2023, there were 4,176,123 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DIGITAL HEALTH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

Approximately $116,725,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation. During the year ended December 31, 2022, we withdrew $110,472,254 from the Trust Account as a result of an aggregate of 10,805,877 shares of our common stock redeemed on October 20, 2022.

If we are unable to complete an initial business combination within twelve (12) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On October 26, 2022, in connection with the approval of the extension, the Sponsor deposited $350,000 into the Trust Account for the first three-month extension, as such as of December 31, 2022 the amount in trust is anticipated to be $10.65 per public share. On February 2, 2023 we announced a second extension of the date by which we have to consummate a business combination from February 8, 2023 to May 8, 2023 (as extended, the “Combination Period”). The February extension is the first of three additional three-month extensions permitted under the governing documents and provides us with additional time to complete its initial business combination. In connection with such stockholder vote, an aggregate of 10,805,877 shares our common stock were redeemed.

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

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. Except as disclosed below, we are also not aware of any other legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

On September 26, 2022, the Company was notified of a lawsuit filed against the Company. The plaintiff’s claims arose out of an alleged breach of a purported employment agreement with iDoc and VSee that was to become DHAC’s obligation at the closing of the business combination, and the plaintiff’s alleged wrongful termination related thereto. The plaintiff sought unpaid compensation, back and front pay, compensatory damages, unreimbursed business expenses, an award equal to alleged promised stock, an award of prejudgment and post judgment interest, punitive damages, and taxable costs and reasonable attorneys’ fees. The lawsuit is currently pending before the Superior Court of the State of Arizona in and for the County of Maricopa. The parties began engaging in settlement discussions shortly after the complaint was served. The Company has not appeared in the action, but denies liability. On February 1, 2023, the parties came to a global resolution and executed a confidential settlement agreement. On February 3, 2023, plaintiff’s counsel filed a notice of settlement with the court, requesting that the matter be placed on the inactive calendar for at least 30 days to allow the parties time to effectuate the terms of the settlement agreement. The parties filed a stipulation to dismiss the entire case with prejudice on April 7, 2023.

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

Holders of Record

As of April 7, 2023, there were 4,176,123 of our shares of common stock issued and outstanding held by approximately 14 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Except as disclosed below, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On February 14, 2023, we issued 20,000 shares of our common stock in connection with a settlement agreement.

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

On October 26, 2022, in connection with the approval of the extension, the Sponsor deposited $350,000 into the Trust Account for the first three-month extension, as such as of December 31, 2022 the amount in the Trust Account is anticipated to be $10.65 per public share. On February 2, 2023 we announced a second extension of the date by which we have to consummate a business combination from February 8, 2023 to May 8, 2023 (as extended, the “Combination Period”). The February extension is the first of three additional three-month extensions permitted under the governing documents and provides us with additional time to complete our initial business combination. In connection with such stockholder vote, an aggregate of 10,805,877 shares of our common stock were redeemed, and we withdrew $110,472,254 from the Trust Account as a result of such redemption.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The Registration Statement for our initial public offering was declared effective on November 3, 2021 (the “Initial Public Offering,” or “IPO”). On November 8, 2021, we consummated the Initial Public Offering of 11,500,000 units (the “Units”) at $10.00 per Unit including the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $115,000,000, and incurring transaction costs of $6,877,164, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs. On October 20, 2022 in connection with our stockholders meeting to approve the extension, 10,805,877 shares of our common stock were redeemed leaving 694,123 shares subject to redemption. In connection with the redemption we withdrew $110,472,254 from the Trust Account.

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

If we are unable to complete an initial business combination within the approved extension time (currently through May 8, 2023, as it may be extended in accordance with our organizational documents) we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Business Combination Agreement

On June 15, 2022, Digital Health Acquisition Corp (“DHAC”) entered into a Business Combination Agreement with Merger Sub I, Merger Sub II, VSee and iDoc. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Second Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) to make the consideration payable to VSee and iDoc stockholders as100% in DHAC common stock and to provide for the concurrent execution of amended PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants. Pursuant to the terms of the Business Combination Agreement, a business combination by and among DHAC, VSee and iDoc will be effected through the merger of Merger Sub I with and into VSee, with VSee surviving the Merger as a wholly owned subsidiary of DHAC and the merger of Merger Sub II with and into iDoc, with iDoc surviving the Merger as a wholly owned subsidiary of DHAC. The Board of Directors of DHAC (the “Board”) has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

The Merger Consideration

The Business Combination combined equity value of VSee and iDoc is $110 million. At the Closing, each of VSee and iDoc will convert each share of VSee and iDoc capital stock (excluding shares of the holders who perfect rights of appraisal under Delaware or Texas law, as the case may be) into the right to receive the applicable merger consideration as further described below.

VSee Merger Consideration

The aggregate merger consideration that the holders of VSee Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “VSee Closing Consideration,” is an amount equal to (1) $60,500,000, minus (2) an amount equal to the Effective Time Option Grants by $10, minus (3) the aggregate amount of VSee’s transaction expenses. “Effective Time Option Grants” refers to the stock options with an exercise price of $10 per share pursuant to the Incentive Plan to the individuals, in the amounts, and on the terms set forth on Exhibit E to the Business Combination Agreement. 100% of the VSee Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the VSee Indemnity Escrow Amount as described below. The “VSee Per Share Consideration” refers to a number of shares of Common Stock equal to (a) (1) the VSee Closing Consideration, divided by (2) the total number of VSee Outstanding Shares, divided by (b) 10. “VSee Outstanding Shares” refers to the total number of shares of VSee Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to VSee Common Stock basis, and including, without limitation or duplication, the number of shares of VSee Common Stock issuable upon conversion of the VSee Preferred Stock.

“Aggregate Transaction Proceeds” refers to an amount equal to the sum of (i) the aggregate cash proceeds available for release from the Trust Account in connection with the transactions contemplated hereby (after, for the avoidance of doubt, giving effect to all of the redemptions of the Public Shares) and (ii)the Aggregate Closing PIPE Proceeds

iDoc Merger Consideration

The aggregate merger consideration that the holders of iDoc Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “iDoc Closing Consideration,” is an amount equal to (1) $49,500,000, minus (2) the aggregate amount of iDoc’s transaction expenses. 100% of the iDoc Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the iDoc Indemnity Escrow Amount as described below. The “iDoc Per Share Consideration” refers to a number of shares of Common Stock equal to (a) (1) the iDoc Closing Consideration, divided by (2) the total number of iDoc Outstanding Shares, divided by (b) 10. “iDoc Outstanding Shares” refers to the total number of shares of iDoc Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to iDoc Common Stock basis.

Results of Operations

Our entire activity from inception to December 31, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $3,242,501 which consisted of $3,594,967 in formation and operational costs and provision for incomes taxes of $187,225, a change in fair value of Bridge Note - Bifurcated Derivative of $86,307, a change in fair value of the PIPE Forward Contract Derivative of $170,666 and interest expenses on bridge note of $125,980, partially offset by income from our investments held in the Trust Account of $922,644.

For the period from March 30, 2021 (inception) through December 31, 2021, we had a net loss of approximately $280,701 which consisted of approximately $282,671 in formation and operational costs, partially offset by income from our investments held in the Trust Account of approximately $1,970.

Liquidity and Capital Resources

As of December 31, 2022, we had $106,998 in cash and no cash equivalents.

Our liquidity needs up to the Initial Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor and certain of our executive officers, directors, and advisors in exchange for the issuance of the founder shares, and loans from our Sponsor for an aggregate amount of $602,720 to cover organizational expenses and expenses related to the Initial Public Offering pursuant to promissory notes (the “Notes”).

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

Following the Initial Public Offering and the Private Placement, a total of $116,725,000 was placed in the Trust Account and we had $9,478 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $6,877,164 in transaction costs, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs. During the year ended December 31, 2022, we withdrew $110,472,254 as a result of an aggregate of 10,805,877 shares of common stock redeemed on October 20, 2022.

On October 6, 2022, in connection with the execution of the Business Combination Agreement, DHAC, VSee and iDoc entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor, who is also an investor in our Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). $888,889 of the Bridge Note was allocated to DHAC. The Bridge Notes will be assumed by DHAC in connection with the closing of the Business Combination. The Bridge Notes bear guaranteed interest at a rate of 10.00% per annum. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. If the PIPE Financing closes in connection with the closing of the Business Combination, 110% of all unpaid principal under the Bridge Notes and guaranteed interest of 10% are due and payable at the closing of the PIPE Financing. DHAC as a result received $738,200 in proceeds for working capital purposes.

On October 26, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor LLC, the Company’s “sponsor.” The Company deposited to the trust account all of the loan amount and extended the amount of time it has available to complete a business combination from November 8, 2022 to February 8, 2023. The promissory note does not bear interest and will be repaid only upon closing of a business combination by the Company.

In January 2023, SCS Capital LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and shall be used to pay for general operating expenses.

For the year ended December 31, 2022, cash used in operating activities was $1,391,213. Net loss of $3,242,501 was primarily comprised of change in fair value of bride note bifurcated derivative of $86,307, change in fair value of PIPE forward contract derivative of $170,666, and interest earned on investments held in Trust Account of $922,644. Changes in operating assets and liabilities provided $2,516,959 of cash for operating activities.

For the period from March 30, 2021 (inception) through December 31, 2021, cash used in operating activities was $605,113. Net loss of $280,701 was primarily comprised of operating costs paid through promissory note of $5,000 and interest earned on investments held in Trust Account of $1,970. Further, the change in prepaid insurance and accounts payable and accrued expenses used net cash of $317,442.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research, and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.

Liquidity and Going Concern

We may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. Our officers and directors and the Sponsor may but are not obligated to (except as described above), loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we believes we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the our directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the consolidated financial statements were issued.

As of December 31, 2022, we had a cash balance of $106,998 and a working capital deficiency of $3,056,596 net of $132,020 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, our management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

IPO Registration Rights

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

Underwriting Agreement and Deferred Underwriting Commission

We paid an underwriting discount of $0.17 per Unit, or $1,955,000 in the aggregate, at the closing of the Initial Public Offering. An additional fee equal to 3.8% of the gross proceeds of the Initial Public Offering, or $4,370,000, will be payable to A.G.P./Alliance Global Partners (the “Representative”) as a deferred underwriting commission in connection with the business combination. This deferred underwriting commission will become payable to the Representative from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement dated November 3, 2021. The Company executed a Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) dated November 3, 2022 with A.G.P. whereby A.G.P. subscribed for and will purchase, and we will issue and sell, at the closing of the Business Combination, 4,370 shares of Series B Preferred Stock (“Series B Shares”) convertible into shares of common stock. The purchase price for the Series B Shares will be paid by conversion of A.G.P.’s $4,370,000 deferred underwriting fee into such Series B Shares. The Certificate of Designation of the Series B Preferred Stock establishes the terms and conditions of the Series B Preferred Stock.

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $120,000 and $20,000 for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) through December 31, 2021, respectively.

The Business Combination Agreement

On June 15, 2022, Digital Health Acquisition Corp (“DHAC”) entered into a Business Combination Agreement, with Merger Sub I, Merger Sub II, VSee and iDoc. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants. Pursuant to the terms of the Second Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), a business combination by and among DHAC, VSee and iDoc will be effected through the merger of Merger Sub I with and into VSee, with VSee surviving the Merger as a wholly owned subsidiary of DHAC and the merger of Merger Sub II with and into iDoc, with iDoc surviving the Merger as a wholly owned subsidiary of DHAC. The Board of Directors of DHAC (the “Board”) has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

The Merger Consideration

The Business Combination combined equity value of VSee and iDoc is $110 million. At the Closing, each of VSee and iDoc will convert each share of VSee and iDoc capital stock (excluding shares of the holders who perfect rights of appraisal under Delaware or Texas law, as the case may be) into the right to receive the applicable merger consideration as further described below.

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

VSee Health, Inc. Incentive Plan

DHAC has agreed to approve and adopt the VSee Health, Inc. 2023 Equity Incentive Plan (the “Incentive Plan”) to be effective as of one day prior to the closing Business Combination and in a form mutually acceptable to DHAC, VSee and iDoc. The Incentive Plan shall provide for an initial aggregate share reserve equal to 15% of the number of shares of DHAC Common Stock outstanding following the closing after giving effect to the Business Combination, including without limitation, the PIPE Financing. Subject to approval of the Incentive Plan by DHAC’s Stockholders, DHAC has agreed to file a Form S-8 Registration Statement with the SEC following the Effective Time with respect to the shares of DHAC Common Stock issuable under the Incentive Plan.

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s stockholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders and (v) after giving effect to the transactions contemplated by the Business Combination Agreement, including the PIPE Financing, DHAC having at least $5,000,001 of net tangible assets immediately after the Effective Time and (vi) the delivery of applicable closing deliverables.

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

In connection with the execution of the Business Combination Agreement, DHAC executed an Amended and Restated Securities Purchase Agreement (as amended from time to time, the “PIPE Securities Purchase Agreement”) dated October 6, 2022 with certain PIPE Investors whereby the PIPE Investors subscribed for and will purchase, and DHAC will issue and sell, (i) 8,000 shares of Series A Preferred Stock (“Initial PIPE Shares”) convertible into shares of DHAC common stock and (ii) warrants (“Initial PIPE Warrants”) exercisable for 424,000 shares of DHAC Common Stock (such transactions, the “Initial PIPE Financing”) for aggregate proceeds of at least $8,000,000.

The PIPE Securities Purchase Agreement also provides that at any time after the date of the PIPE Securities Purchase Agreement and including (x) with respect to the PIPE Investors’ right to purchase Additional Offering Securities further to an Additional Offering (as each term is defined below) the earlier to occur of (I) the first anniversary of the date of the PIPE Securities Purchase Agreement and (II) the date of the consummation of one or more Subsequent Placements (as defined in the PIPE Securities Purchase Agreement) with the PIPE Investors on terms identical to the PIPE Securities Purchase Agreement and the other PIPE Financing documents in all material respects with an aggregate purchase price of at least $10 million (the “Additional Offering”, and the securities thereof, the “Additional Offering Securities”) and (y) with respect to Buyer’s right to participate in a Subsequent Placement other than an Additional Offering the earlier to occur of (I) the initial date after the Closing that no PIPE Shares remain outstanding, and (II) the date of the consummation of a Subsequent Placement by the Company with gross proceeds, paid in cash, of at least $5,000,000, in either case, neither the Company nor any of its subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless the Company shall have first complied with the PIPE Investors’ participation right described herein and set forth in the PIPE Securities Purchase Agreement. With respect to (i) Additional Offerings, DHAC is required to offer 100% of the Additional Offering Securities to the PIPE Investors; and (ii) Subsequent Placements, DHAC is required to offer 25% of the Offered Securities to the PIPE Investors.

On January 18, 2023 DHAC and the Sponsor, entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which DHAC agreed to offer on or prior to the closing of the Business Combination the PIPE Investors the option to purchase up to an additional 2,000 shares of Series A Preferred Stock initially convertible into 234,260 shares of DHAC common stock (the “Additional PIPE Shares” and together with the Initial PIPE Shares, the “PIPE Shares”), together with additional warrants to purchase up to 106,000 shares of DHAC common stock (the “Additional PIPE Warrants” and together with the Initial PIPE Warrants, the “PIPE Warrants”; the Additional PIPE Shares and Additional PIPE Warrants are referred to as the “Additional PIPE Securities”) pursuant to a participation right granted to the PIPE Investors under the PIPE Securities Purchase Agreement, in each case, on the same terms and conditions set forth in the PIPE Securities Purchase Agreement for an aggregate purchase price of up to $2,000,000 (such proceeds together with the proceeds from the Initial PIPE Financing, as increased pursuant to the amendment to the Backstop Agreement described below, the “Aggregate Closing PIPE Proceeds”). Pursuant to the Backstop Agreement, if the PIPE Investors do not elect to purchase all of the Additional PIPE Securities, our Sponsor has agreed to purchase any such unsubscribed Additional PIPE Securities concurrent with the closing of the transactions contemplated by the PIPE Securities Purchase Agreement on the same terms and conditions set forth in the PIPE Securities Purchase Agreement. Effective March 31, 2023, the Sponsor and DHAC entered into an amendment to the Backstop Agreement to increase the Additional PIPE Shares that may be purchased pursuant to the Backstop Agreement from 2,000 shares of Series A Preferred Stock to 7,000 shares of Series A Preferred Stock, for an aggregate additional PIPE financing of up to $7,000,000, increasing the Aggregate Closing PIPE Proceeds to a total of $15,000,000. Also effective March 31, 2023, the Company entered into an amendment to the PIPE Securities Purchase Agreement to, among other things, (a) amend and restate the form of Certificate of Designation of the Series A Preferred Stock to provide the aggregate number of shares of Series A Preferred Stock issuable thereunder shall not exceed 15,000, (b) amend and restate the form of PIPE Warrant to correct an error in the redemption provision of the PIPE Warrants, and (c) revise certain closing conditions for the PIPE Financing.

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

PIPE Registration Rights Agreements

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

In addition, pursuant to the PIPE Securities Purchase Agreement and the Backstop Agreement, any purchaser of Additional PIPE Securities will enter into a lock up agreement with the Company pursuant to which such purchaser will agree not to, subject to certain limited exceptions, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any Additional PIPE Securities, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to any Additional PIPE Securities owned directly by the purchaser (including holding as a custodian) or with respect to which the purchaser has beneficial ownership within the rules and regulations of the Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the purchaser's Additional PIPE Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of shares of DHAC Common Stock or other securities, in cash or otherwise, (3) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Additional PIPE Securities or (4) publicly disclose the intention to do any of the foregoing.

Bridge Securities Purchase Agreement

On October 6, 2022, in connection with the execution of the Business Combination Agreement, DHAC, VSee and iDoc entered into a securities purchase agreement with an accredited investor, who is also an investor in our Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). The Bridge Notes will be assumed by DHAC in connection with the closing of the Business Combination. The Bridge Notes bear guaranteed interest at a rate of 10.00% per annum. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. If the PIPE Financing closes in connection with the closing of the Business Combination, 110% of all unpaid principal under the Bridge Notes and guaranteed interest of 10% are due and payable at the closing of the PIPE Financing. In connection with the Bridge financing, the Company entered into a Registration Rights Agreement with the Bridge investor, dated October 5, 2022, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Bridge Warrants and the commitment shares.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant accounting estimates were the assumptions used to fair value the PIPE Forward Contract and the Bridge Note Bifurcated derivative. Accordingly, the actual results could differ significantly from those estimates.

Common Stock Subject to Possible Redemption

We account for the common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) ASC 480, “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as bifurcated derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re- valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the PIPE financing agreement is a derivative instrument and the Bridge Note’s early redemption provision is an embedded feature that is required to be bifurcated as a derivative instrument. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of debt into its debt and bifurcated derivative components. The Company applies this guidance to allocate the Bridge Note proceeds between the Bridge Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the bifurcated derivative and then to the debt.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options” (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception on March 30, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our consolidated financial statements except for the following:

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance date.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements except for the following:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception on March 30, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Scott Wolf	57	Chief Executive Officer, Corporate Secretary, and Chairman
Daniel Sullivan	65	Chief Financial Officer
Kevin Lowdermilk	59	Director
Frank Ciufo	62	Director
George McNellage	62	Director
Scott Metzger	55	Director

Scott Wolf has served as our chief executive officer (“CEO”), corporate secretary and Chairman of our board of directors since May of 2021. Dr. Wolf is a prolific medical device entrepreneur across a broad range of therapeutic areas. Dr. Wolf founded Aerin Medical, Inc. to create non-surgical therapies to meet the enormous need of patients with the most common nasal airway problems, including nasal obstruction. Prior to founding Aerin Medical, he founded Zeltiq Aesthetics, Inc. the maker of CoolSculpting, the leading non- invasive method of fat reduction for bodysculpting. Dr. Wolf ‘s other startups include Endogastric Solutions, Inc. and Cardiac Dimensions Pty Ltd.. He was previously a partner at Prospect Venture Partners and a vice-president at Frazier Healthcare Ventures, both leading life science venture capital firms. Dr. Wolf received his M.D. from George Washington University and his B.A. from the University of Pennsylvania.

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

Kevin Lowdermilk has served as a member of our board of directors since October 2022. Kevin has over 30 years of executive leadership experience. Currently, he is the CFO of Vaya Space, a hybrid rocket propulsion and small satellite launch company and has served on that position since August 2022. Prior to Vaya Space, between March 2016 and July 2022, he was the CFO of CFO Strategic Partners, a company that provides outsourced CFO services to small and medium-sized business and nonprofit entities. Mr. Lowdermilk’s past executive leadership experience also includes serving as the CEO of ISO Group, Inc. — a defense and aerospace supply chain company, serving as the CFO and then CEO of Exostar — a SaaS company with a focus on the aerospace and defense sector, and serving as the Vice President of Finance for a multi-national aerospace division of Rolls-Royce Holdings PLC in North America. He has also held board positions for a number of private companies across a variety of industries. Between 2009 and 2015, he was a board member of Global Healthcare Exchange, LLC (“GHX”) and chaired the board’s compensation committee through the sale of GHX to Thoma Bravo, LP. He earned his undergraduate degree in Economics from Western Kentucky University and his MBA from Ball State University.

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

George McNellage has served as a member of our board of directors since May of 2021. Mr. McNellage has more than 30 years of experience in sales, marketing and corporate operations. He currently serves as Vice President of Enterprise Sales at Premier Inc., an industry leader in healthcare improvement. Prior to his starting his role at Premier Inc. in 2018, Mr. McNellage served in various roles and capacities for Covidien, Xanitos Inc., Navix Diagnostix, Edwards LifeSciences and Intalere with focuses on sales, marketing and healthcare solutions. Mr. McNellage received his B.S. in business administration from the University of South Alabama

Scott Metzger has served as a member of our board of directors since May of 2021. Dr. Metzger has been a Medical Director with Optum, Inc. since September 2018. Between June 2000 to August 2018, Dr. Metzger worked as a physician for Premier Pain Centers and Specialty Anesthesia Associates. Dr. Metzger is the founder and former partner Premier Pain Centers and Specialty Anesthesia Associates, some of the most comprehensive centers for treatment of acute and chronic pain. Dr. Metzger has been active as a medical society leader and executive with experience ranging from starting the state branch of national pain society to serving as president of the state medical board. Dr. Metzger received his B.A. and M.D. from Boston University School of Medicine after completion of a combined 6-year program. He has also completed his residency and specialty training at Johns Hopkins Medicine through the Department of Anesthesiology and Critical Care Medicine.

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

Kevin Lowdermilk, Frank Ciufo, George McNellage and Scott Metzger are our independent directors.

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

Audit Committee

We have established an audit committee of the board of directors, which consists of George McNellage, Kevin Lowdermilk and Frank Cuifo, each of whom is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Kevin Lowdermilk is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Kevin Lowdermilk, George McNellage and Scott Metzger, each of whom is an independent director under the Nasdaq listing standards. Scott Metzger is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●should have demonstrated notable or significant achievements in business, education or public service;
●should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Kevin Lowdermilk, George McNellage, and Frank Cuifo, each of whom is an independent director under the Nasdaq listing standards. George McNellage is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●reviewing and approving the compensation of all of our other executive officers;
●reviewing our executive compensation policies and plans;
●implementing and administering our incentive compensation equity-based remuneration plans;
●assisting management in complying with our proxy statement and annual report disclosure requirements;
●approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●if required, producing a report on executive compensation to be included in our annual proxy statement; and
●reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 7, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 7, 2023, we had 4,176,123 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March X, 2023.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Scott Wolf(2)	175,000	4.19%
Daniel Sullivan	75,000	1.80
Kevin Lowdermilk	—	*

Frank Ciufo	8,625	*
George McNellage	8,625	*
Scott Metzger	8,625	*
All executive officers and directors as a group	275,875	6.61%
(6 individuals)
Digital Health Sponsor LLC (our sponsor)(3)	2,630,250	62.98%
Spring Creek Capital, LLC(4)	241,100	5.77%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following individuals or entities is 980 N Federal Hwy #304, Boca Raton, FL 33432.
(2)	All common stock owned of record by the Scott J. and Kelley H. Wolf Family Trust. Mr. Wolf and his wife, Kelley H. Wolf, are trustees of the Scott J. and Kelley H. Wolf Family Trust and may be deemed to have shared voting and investment discretion with respect to shares of common stock held by the Scott J. and Kelley H. Wolf Family Trust. The address of the Scott J. and Kelley H. Wolf Family Trust is 319 Trenton Way, Menlo Park, CA 94025.
(3)	Our sponsor is the record holder of the shares of common stock reported herein. Our affiliate, Mr. Lawrence Sands, is the manager of our sponsor and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by our sponsor. Mr. Sands disclaims any beneficial ownership of the securities held by Digital Health Sponsor LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	Based on a Schedule 13G filed February 10, 2023, Spring Creek Capital LLC (“Spring Creek”) has the sole voting power over, and may deemed to be the beneficial owner of, 241,100 shares of Common Stock, and Koch Industries, Inc. (“Koch Industries”) has the sole voting power over, and may deemed to be the beneficial owner of, 241,100 shares of Common Stock. Koch Industries, SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), and Koch Investments Group Holdings, LLC (“KIGH”) may be deemed to beneficially own the Public Shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. The address of the foregoing reporting persons is c/o 4111 E. 37th Street North, Wichita, KS 67220.

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

Sponsor Note Payable

On June 7, 2021, the Sponsor agreed to loan us up to $625,000 to be used for a portion of the expenses of the Initial Public Offering. These notes were non-interest bearing and any outstanding balance on the notes was due immediately following our Initial Public Offering. There were $602,720 amounts borrowed under the Note. The Note was repaid on November 12, 2021. Borrowing under this loan is no longer available.

Advance from related party

As of November 8, 2021, the Sponsor paid for $402,936 on expenses on behalf of us. The advance was repaid on November 12, 2021.

On November 12, 2021, we advanced additional $43,900 which remain payable as of December 31, 2022 and 2021.

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

The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of December 31, 2022, we had no borrowings under the Working Capital Loans.

Promissory Note - Related Party

On October 26, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor LLC, the Company’s “sponsor.” The Company deposited to the trust account all of the loan amount and extended the amount of time it has available to complete a business combination from November 8, 2022 to February 8, 2023. The promissory note does not bear interest and will be repaid only upon closing of a business combination by the Company.

Promissory Note

In January 2023, SCS Capital LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and shall be used to pay for general operating expenses.

Administrative Services Agreement

We agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the year ended December 31, 2022, we incurred $120,000, of which $10,550 is included in accrued expenses in the accompanying consolidated balance sheets at December 2022. For the period from March 30, 2021 (inception) through December 31, 2021, we incurred $20,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying balance sheet at December 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $84,200 and $24,700, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7 to F-29

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

2.1

Second Amended and Restated Business Combination Agreement, dated as of October 6, 2022, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by Registrant on October 7, 2022).

2.2

First Amendment to the Second Amended and Restated Business Combination Agreement, dated as of November 3, 2022, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by Registrant on November 3, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on October 26, 2022).

3.3	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

Exhibit No.	Description

4.4

Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).

4.5	Description of Securities.

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

10.4

Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 8, 2021).

10.5	Amendment to Investment Management Trust Agreement, dated October 26, 2022 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 26, 2022).

10.6

Stock Escrow Agreement, dated November 3, 2021, by and between the Company, Continental Stock Transfer & Trust Company, LLC, and certain security holders (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 8, 2021).

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

10.10

Second Amended and Restated Transaction Support Agreement dated October 6, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc. and certain stockholders of VSee and iDoc. (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.11

Support Agreement dated June 15, 2022 by and among Digital Health Sponsor LLC, certain other stockholders of Digital Health Acquisition Corp., Digital Health Acquisition Corp., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 16, 2022).

10.12

Leak-Out Agreement dated August 9, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on August 11, 2022).

10.13

First Amendment to Leak-Out Agreement dated October 6, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.14

First Amended and Restated Securities Purchase Agreement dated October 6, 2022 by and among Digital Health Acquisition Corp., and certain PIPE investors named therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 7, 2022).

Exhibit No.	Description

10.15

Securities Purchase Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., and the Bridge investor named therein (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.16	Promissory Note dated October 5, 2022 issued to the investor named therein (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.17	Warrant dated October 5, 2022 in favor the investor named therein (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.18

Registration Rights Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.19

Lock-Up Agreement in connection with the bridge financing transaction dated October 5, 2022 with investor named therein (incorporated by reference to Exhibit 10.11 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.20

Security Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., and the investor named therein (incorporated by reference to Exhibit 10.29 filed with the Form S-4 filed by the Registrant on November 4, 2022).

10.21

Subsidiary Guaranty Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc., the subsidiaries named therein and the investor named therein (incorporated by reference to Exhibit 10.30 filed with the Form S-4 filed by the Registrant on November 4, 2022).

10.22

Securities Purchase Agreement dated November 3, 2022 by and between Digital Health Acquisition Corp. and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 3, 2022).

10.23

Backstop Agreement dated January 18, 2023 by and between Digital Health Acquisition Corp., and Digital Health Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 19, 2023).

10.24

First Amendment to Backstop Agreement, dated April 11, 2023 but effective as of March 31, 2023, by and between Digital Health Acquisition Corp., and Digital Health Sponsor LLC (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 12, 2023)

10.25	Form of Amendment No. 1 to First Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 12, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on October 28, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 filed with the Registration Statement on Form 10-K filed by the Registrant on March 29, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File — the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2023	DIGITAL HEALTH ACQUISITION CORP.

	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Wolf	Chief Executive Officer and Chairman	April 12, 2023
Scott Wolf	(Principal Executive Officer) and Secretary

/s/ Daniel Sullivan	Chief Financial Officer	April 12, 2023
Daniel Sullivan	(Principal Financial and Accounting Officer)

/s/ Kevin Lowdermilk	Director	April 12, 2023
Kevin Lowdermilk

/s/ Frank Ciufo	Director	April 12, 2023
Frank Ciufo

/s/ George McNellage	Director	April 12, 2023
George McNellage

/s/ Scott Metzger	Director	April 12, 2023
Scott Metzger

DIGITAL HEALTH ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7 to F-29

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Digital Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Health Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on May 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

April 11, 2023

PCAOB Number 100

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$106,998	$760,012
Prepaid and other current assets	—	457,605
Total current assets	106,998	1,217,617
Investments held in Trust Account	7,527,369	116,726,978
Total Assets	$7,634,367	$117,944,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,886,312	$140,163
Income taxes payable	187,225	—
Bridge Note, net of discount	292,800	—
Promissory note - related party	350,000	—
Advances from related parties	43,900	43,900
Bridge Note - Bifurcated Derivative	364,711	—
PIPE Forward Contract Derivative	170,666	—
Total current liabilities	3,295,614	184,063

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	7,665,614	4,554,063

Commitments
Common stock subject to possible redemption, 694,123 and 11,500,000 shares issued and outstanding at redemption value of $10.65 and $10.15 per share as of December 31, 2022 and 2021, respectively	7,395,349	116,725,000
Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,462,000 and 3,432,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively (excluding 694,123 and 11,500,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively)	347	344
Additional paid-in capital	292,973	—
Accumulated deficit	(7,719,916)	(3,334,812)
Total Stockholders’ Deficit	(7,426,596)	(3,334,468)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,634,367	$117,944,595

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		from March 30,
		2021 (Inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
Formation and operational costs	$3,594,967	$282,671
Loss from operations	(3,594,967)	(282,671)

Other income (expenses):
Interest earned on investments held in Trust Account	922,644	1,970
Interest expenses - Bridge Note	(125,980)	—
Change in fair value of Bridge Note - Bifurcated Derivative	(86,307)
Change in fair value of PIPE Forward Contract Derivative	(170,666)
Total other income, net	539,691	1,970

Loss before provision for income taxes	(3,055,276)	(280,701)
Provision for income taxes	(187,225)	—
Net loss	$(3,242,501)	$(280,701)

Basic and diluted weighted average shares outstanding	12,741,219	3,981,054
Basic and diluted net loss per share	$(0.25)	$(0.07)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 30, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000
Sale of 557,000 Private Placement Units	557,000	56	5,569,944	—	5,570,000
Fair value of Public Warrants at issuance	—	—	12,483,555	—	12,483,555
Accretion of common stock subject to redemption value	—	—	(18,078,211)	(3,054,111)	(21,132,322)
Net loss	—	—	—	(280,701)	(280,701)
Balance – December 31, 2021	3,432,000	344	$—	(3,334,812)	(3,334,468)
Accretion of common stock subject to redemption value	—	—	—	(1,142,603)	(1,142,603)
Issuance of 30,000 shares issued with Bridge Note, net of offering costs	30,000	3	284,421	—	284,424
Issuance of 173,913 warrants issued with Bridge Note, net of offering costs	—	—	8,552	—	8,552
Net loss	—	—	—	(3,242,501)	(3,242,501)
Balance – December 31, 2022	3,462,000	$347	$292,973	$(7,719,916)	$(7,426,596)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
		March 30, 2021
	For the Year Ended	(Inception) through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(3,242,501)	$(280,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(922,644)	(1,970)
Change in fair value of Bridge Note - Bifurcated Derivative	86,307	—
Change in fair value of PIPE Forward Contract Derivative	170,666	—
Changes in operating assets and liabilities:
Prepaid and other current assets	457,605	(457,605)
Accounts payable and accrued expenses	1,746,149	140,163
Accrued interest expense - Bridge Note	125,980	—
Income taxes payable	187,225	—
Net cash used in operating activities	(1,391,213)	(600,113)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(350,000)	(116,725,008)
Cash withdrawn from Trust Account in connection with redemptions	110,472,253	—
Net cash provided by (used in) investing activities	110,122,253	(116,725,008)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	113,045,000
Proceeds from sale of Private Placement Units	—	5,570,000
Advances from related party	—	43,900
Proceeds from Bridge Note	800,000	—
Payment of Financing Cost in Bridge Note	(61,800)	—
Proceeds from promissory note – related party	350,000	149,951
Repayment of promissory note – related party	—	(602,720)
Redemption of common stock	(110,472,254)	—
Payment of offering costs	—	(145,998)
Net cash (used in) provided by financing activities	(109,384,054)	118,085,133

Net Change in Cash	(653,014)	760,012
Cash – Beginning of period	760,012	—
Cash – End of period	$106,998	$760,012

Non-cash investing and financing activities:
Warrants issued as financing cost in Bridge Promissory Note	$8,552	$—
Common stock issued as financing cost in Bridge Promissory Note	$284,424	$—
Offering costs paid through promissory note	$—	$457,769
Deferred underwriting fee payable	$—	$4,370,000
Operating cost paid through advances	$—	$(5,000)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Digital Health Acquisition Corp. (the “Company” or “DHAC”) is a blank check company incorporated as a Delaware corporation on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

On June 9, 2022, DHAC Merger Sub I, Inc. (“Merger Sub I”), a Delaware corporation and a wholly owned subsidiary of the Company, was formed. On June 9, 2022, DHAC Merger Sub II, Inc. (“Merger Sub II”), a Texas corporation and a wholly owned subsidiary of the Company, was formed.

As of December 31, 2022, the Company had not commenced any significant operations. All activity for the period from inception, date which operations commenced, through December 31, 2022 relates to the Company’s formation and the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3. On October 20, 2022, In connection with the stockholders meeting to approve the extension, 10,805,877 shares of DHAC’s common stock were redeemed leaving 694,123 shares subject to redemption.

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

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust Account is intended as a holding place for funds pending the earliest to occur of either (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation), the Company’s return of the funds held in the Trust Account to the Company’s public stockholders as part of the Company’s redemption of the public shares. On October 20, 2022, stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to (a) extend the date by which DHAC has to consummate a business combination (the “Extension”) for an additional three (3) months, from November 8, 2022 to February 8, 2023, (b) provide DHAC’s board of directors the ability to further extend the date by which DHAC has to consummate a business combination up to three (3) additional times for three (3) months each time, for a maximum of nine (9) additional months if the Sponsor pays an amount equal to $350,000 for each three-month extension (the “Extension Fee”), which amount shall be deposited in the trust account of DHAC; provided, that if as of the time of an extension DHAC has filed a Form S-4 registration statement in connection with its initial business combination, then no Extension Fee would be required in connection with such extension, and (c) allow for DHAC to provide redemption rights to DHAC’s public stockholders in accordance with the requirements of the amended and restated certificate of incorporation without complying with the tender offer rules.

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

The amount in the Trust Account was Initially anticipated to be $10.15 per public share. On October 26, 2022, in connection with the approval of the extension, the Sponsor deposited $350,000 into the Trust Account for the first three-month extension, as such the amount in the Trust Account is anticipated to be $10.65 per public share. On February 2, 2023 the Company announced a second extension of the date by which the Company has to consummate a business combination from February 8, 2023 to May 8, 2023 (as extended, the “Combination Period”). The February extension is the first of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. In connection with such stockholder vote, an aggregate of 10,805,877 shares of DHAC’s common stock were redeemed leaving 4,156,123 shares issued and outstanding and entitled to vote as of October 20, 2022.

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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, and in accordance with the closing conditions set forth in the Company’s business Combination Agreement (as defined below), the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Sponsor, along with certain advisors, officers and directors, has entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company have not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fail to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

On June 15, 2022, DHAC, entered into a business combination agreement, by and among DHAC Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a wholly owned subsidiary of DHAC (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Business Combination Agreement. The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of DHAC, VSee and iDoc on June 15, 2022. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants further described on Note 6.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

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

As of December 31, 2022, the Company had a cash balance of $106,998 and a working capital deficiency of $3,056,596 net of $132,020 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of December 31, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant accounting estimates were the assumptions used to fair value the PIPE Forward Contract and the Bridge Note Bifurcated Derivative. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

At December 31, 2022 and 2021, the common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,142,603
Less:
Redemptions	(110,472,254)
Common stock subject to possible redemption, December 31, 2022	$7,395,349

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s major tax jurisdiction. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement (iii) the Bridge Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 12,230,913 common stocks in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

		For the Period from
		March 30, 2021
	Year Ended	(Inception) through
	December 31, 2022	December 31, 2021
	Common Stock	Common Stock
Basic and diluted net loss per of common stock
Numerator:
Net loss, as adjusted	$(3,242,501)	$(280,701)
Denominator:
Basic and diluted weighted average shares outstanding, common stock	12,741,219	3,981,054
Basic and diluted net loss per share, common stock	$(0.25)	$(0.07)

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as bifurcated derivatives in accordance with ASC 815. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the PIPE financing agreement is a derivative instrument and the Bridge Note’s early redemption provision is an embedded feature that is required to be bifurcated as a derivative. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of debt into its debt and bifurcated derivative components. The Company applies this guidance to allocate the Bridge Note proceeds between the Bridge Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the bifurcated derivative and then to the debt.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company adopted ASU 2020-06 at inception on March 30, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 557,000 units, at $10.00 per unit for a total purchase price of $5,570,000 in a private placement. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021. The private placement units are identical to the units sold in the Initial Public Offering. There will be no underwriting fees or commissions with respect to the private placement units. The proceeds from the private placement were added to the proceeds of Initial Public Offering and placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete its initial business combination within 18 months (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation), the Sponsor will waive any and all rights and claims to any proceeds and interest thereon in respect to the private placement units and the proceeds from the sale of the private placement units will be included in the liquidating distribution to the holders of the Company’s public shares.

The Sponsor, advisors, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Sponsor Note Payable

On June 7, 2021, the Sponsor agreed to loan the Company up to $625,000 to be used for a portion of the expenses of the Initial Public Offering. These notes were non-interest bearing and any outstanding balance on the notes was due immediately following the Company’s Initial Public Offering. There was an amount of $602,720 borrowed under the Notes. The Notes were repaid on November 12, 2021.

Advance from Related Party

As of November 8, 2021, the Sponsor paid for $402,936 on expenses on behalf of the Company. The advance was repaid on November 12, 2021. Borrowing under the note are no longer available.

On November 12, 2021, the Sponsor advanced an additional $43,900 which remains payable as of December 31, 2022 and 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Promissory Note Related Party

On October 26, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 to the Sponsor, the Company’s “sponsor.” The Company deposited to the trust account all of the loan amount and extended the amount of time it has available to complete a business combination from November 8, 2022 to February 8, 2023. The promissory note does not bear interest and will be repaid only upon closing of a business combination by the Company.

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the year ended December 31, 2022, the Company incurred $120,000, of which $10,550 is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2022. For the period from March 30, 2021 (inception) through December 31, 2021, the Company incurred $20,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying balance sheet as of December 31, 2021.

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

NOTE 6. COMMITMENTS

IPO Registration and Stockholders’ Rights

Pursuant to a registration rights agreement entered into on November 3, 2021, the holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering and (ii) private placement units (including all underlying securities), issued in a private placement simultaneously with the closing of the Initial Public Offering have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to two demands that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The Representative is entitled to a deferred underwriting commission of 3.8% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The Company executed a Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) dated November 3, 2022 with A.G.P. whereby A.G.P. subscribed for and will purchase, and DHAC will issue and sell, at the closing of the Business Combination, 4,370 shares of Series B Preferred Stock (“Series B Shares”) convertible into shares of DHAC common stock. The purchase price for the Series B Shares will be paid by conversion of A.G.P.’s $4,370,000 deferred underwriting fee into such Series B Shares. The Certificate of Designation of the Series B Preferred Stock establishes the terms and conditions of the Series B Preferred Stock. The Company reviewed the Series B Preferred Stock under ASC 480 and ASC 815 and concluded that Series B Preferred Stock did not include any elements that would preclude them from equity treatment and therefore are not subject to the liability treatment under ASC 480 or derivative guidance under ASC 815.

The Business Combination Agreement

On June 15, 2022, Digital Health Acquisition Corp (“DHAC”) entered into the Business Combination Agreement, with Merger Sub I, Merger Sub II, VSee and iDoc. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants. Pursuant to the terms of the Business Combination Agreement, a business combination by and among DHAC, VSee and iDoc will be effected through the merger of Merger Sub I with and into VSee, with VSee surviving the Merger as a wholly owned subsidiary of DHAC and the merger of Merger Sub II with and into iDoc, with iDoc surviving the Merger as a wholly owned subsidiary of DHAC. The Board of Directors of DHAC (the “Board”) has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

The Merger Consideration

The Business Combination combined equity value of VSee and iDoc is $110 million. At the Closing, each of VSee and iDoc will convert each share of VSee and iDoc capital stock (excluding shares of the holders who perfect rights of appraisal under Delaware or Texas law, as the case may be) into the right to receive the applicable merger consideration as further described below.

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

iDoc Merger Consideration

The aggregate merger consideration that the holders of iDoc Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “iDoc Closing Consideration,” is an amount equal to (1) $49,500,000, minus (2) the aggregate amount of iDoc’s transaction expenses. 100% of the iDoc Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the iDoc Indemnity Escrow Amount as described below. The “iDoc Per Share Consideration” refers to a number of shares of Common Stock equal to (a) (1) the iDoc Closing Consideration, divided by (2) the total number of iDoc Outstanding Shares, divided by (b) 10. “iDoc Outstanding Shares” refers to the total number of shares of iDoc Common Stock outstanding immediately prior to the Effective Time, expressed on a fully diluted and as-converted to iDoc Common Stock basis.

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

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s stockholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders and (v) after giving effect to the transactions contemplated by the Business Combination Agreement, including the PIPE Financing, DHAC having at least $5,000,001 of net tangible assets immediately after the Effective Time and (vi) the delivery of applicable closing deliverables.

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

PIPE Securities Purchase Agreement

In connection with the execution of the Business Combination Agreement, DHAC executed an Amended and Restated Securities Purchase Agreement (as amended, the “PIPE Securities Purchase Agreement” or “PIPE Forward Contract”) dated October 6, 2022 with certain PIPE Investors whereby the PIPE Investors subscribed for and will purchase, and DHAC will issue and sell, (i) 8,000 shares of Series A Preferred Stock (“Initial PIPE Shares”) convertible into shares of DHAC common stock and (ii) warrants (“Initial PIPE Warrants”) exercisable for 424,000 shares of DHAC Common Stock (such transactions, the “Initial PIPE Financing”) for aggregate proceeds of at least $8,000,000.

The PIPE Securities Purchase Agreement also provides that at any time after the date of the PIPE Securities Purchase Agreement and including (x) with respect to the PIPE Investors’ right to purchase Additional Offering Securities further to an Additional Offering (as each term is defined below) the earlier to occur of (I) the first anniversary of the date of the PIPE Securities Purchase Agreement and (II) the date of the consummation of one or more Subsequent Placements (as defined in the PIPE Securities Purchase Agreement) with the PIPE Investors on terms identical to the PIPE Securities Purchase Agreement and the other PIPE Financing documents in all material respects with an aggregate purchase price of at least $10 million (the “Additional Offering”, and the securities thereof, the “Additional Offering Securities”) and (y) with respect to Buyer’s right to participate in a Subsequent Placement other than an Additional Offering the earlier to occur of (I) the initial date after the Closing that no PIPE Shares remain outstanding, and (II) the date of the consummation of a Subsequent Placement by the Company with gross proceeds, paid in cash, of at least $5,000,000, in either case, neither the Company nor any of its subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless the Company shall have first complied with the PIPE Investors’ participation right described herein and set forth in the PIPE Securities Purchase Agreement. With respect to (i) Additional Offerings, DHAC is required to offer 100% of the Additional Offering Securities to the PIPE Investors; and (ii) Subsequent Placements, DHAC is required to offer 25% of the Offered Securities to the PIPE Investors.

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

The Company reviewed the PIPE Securities Purchase Agreement’s underlying securities under ASC 480 and ASC 815 and concluded that Series Preferred A Stock includes a contingent redemption that would require temporary equity treatment at issuance and the warrants do not have any elements that would preclude them from equity treatment and therefore are not subject to the Derivative guidance under ASC 815. However under ASC 480-10-55-33 a forward contract that permits the holder to purchase redeemable shares (the Series A Preferred Stock) is a liability pursuant to ASC 480 because (1) the forward contract itself is indexed to an underlying share (i.e., the option’s value varies with the fair value of the share) that embodies the issuer’s obligation to repurchase the share and (2) the issuer has a conditional obligation to transfer assets if the shares are put back. Accordingly, the Company determined the fair value of the PIPE Forward Contract and noted the value at the October 6, 2022, the executed date of agreement was zero. As of December 31, 2022, the value of the PIPE Forward Contract was $84,605 (see Note 10. Fair Value Measurements for additional disclosure on the PIPE Forward Contract).

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

Bridge Securities Purchase Agreement and Bifurcated Derivative

On October 6, 2022, in connection with the execution of the Business Combination Agreement, DHAC, VSee and iDoc entered into a Securities Purchase Agreement (the “Bridge Purchase Agreement”) with an accredited investor, who is also an investor in the Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). $888,889 of the Bridge Note was allocated to DHAC. The Bridge Notes will be assumed by DHAC in connection with the closing of the Business Combination. The Bridge Notes bear guaranteed interest at a rate of 10.00% per annum. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. If the PIPE Financing closes in connection with the closing of the Business Combination, 110% of all unpaid principal under the Bridge Notes and guaranteed interest of 10% are due and payable at the closing of the PIPE Financing.

The Company reviewed the warrants and common stock issued in connection with the Securities Purchase agreement under ASC 815 and concluded that the Warrants are not in scope of ASC 480 and are not subject to the Derivative guidance under ASC 815. The

Warrants and the Common Stock should be recorded as equity. As such the Principal value of the notes was allocated using the relative fair value basis of all three instruments. As the Warrants were issued with various instruments the purchase price needs to be allocated using the relative fair value method (i.e., warrant at its fair value and the common stock at its fair value the Promissory note at its principal value allocated using the relative fair value of the proceeds received an applied proportionally to the equity classified stock, warrants and Promissory Note).

The Company reviewed the contingent early repayment option granted in the Bridge Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Bridge Note proceeds between the Bridge Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at issuance was $278,404 and the residual value of $610,485 was allocated to the principal balance of the note (see Note 10. Fair Value Measurements for additional disclosure on the derivative).

DHAC as a result received cash proceeds of $738,200 net of $61,800 of direct cost attributable to the financing. The warrants and shares issued to investors were analyzed under ASC 815 and noted there were no elements that would preclude equity treatment. As such the Company recorded the fair value of the Bridge Warrants of $8,552, net of $613 of offering cost allocated based on the relative value basis and Bridge Shares of $284,424, net of $20,376 of offering cost allocated based on the relative value basis. As a result, of the bifurcated derivative discussed above, the offering cost allocated to the debt, and the value of the share and warrants granted, the Company recorded amortizable debt discount of $443,665 consisting of $40,811 in financing cost allocated to the Bridge Note, $9,165 the issuance date fair value of the Bridge Warrants, $304,800 the fair value of the Bridge Shares and $88,889 originally issued discount.

As of December 31, 2022, the Bridge Note net of unamortized debt discount was $292,800. The Company recognized $104,953 of amortized debt discount and $21,027 in accrued interest for a total Bridge Note interest expense of $125,980. In connection with the Bridge Purchase Agreement, the Company entered into a Registration Rights Agreement with the Bridge investor, dated October 5, 2022, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Bridge Warrants and the commitment shares.

Legal Claims

On September 26, 2022, the Company was notified of a lawsuit filed against the Company. The plaintiff’s claims arose out of an alleged breach of a purported employment agreement with iDoc and VSee that was to become DHAC’s obligation at the closing of the business combination, and the plaintiff’s alleged wrongful termination related thereto. The plaintiff sought unpaid compensation, back and front pay, compensatory damages, unreimbursed business expenses, an award equal to alleged promised stock, an award of prejudgment and post judgment interest, punitive damages, and taxable costs and reasonable attorneys’ fees. The lawsuit is currently pending before the Superior Court of the State of Arizona in and for the County of Maricopa. The parties began engaging in settlement discussions shortly after the complaint was served. The Company has not appeared in the action, but denies liability. On February 1, 2023, the parties came to a global resolution and executed a confidential settlement agreement. On February 3, 2023, Plaintiff’s counsel filed a notice of settlement with the court, requesting that the matter be placed on the inactive calendar for at least 30 days to allow the parties time to effectuate the terms of the settlement agreement. The parties filed a stipulation to dismiss the entire case with prejudice on April 7, 2023.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Shares

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. On October 6, 2022 in connection with the Bridge Purchase Agreement 30,000 shares were issued to the Bridge Financing investor. As of December 31, 2022 and 2021, there were 3,462,000 and 3,432,000, respectively, common shares issued and outstanding, excluding 694,123 and 11,500,000, respectively, shares subject to redemption which were classified outside of permanent equity on the consolidated balance sheets.

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

Pursuant to the amended and restated certificate of incorporation, if the Company does not consummate its initial business combination within 18 months from the closing of this offering (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s insiders have agreed to waive their rights to share in any distribution with respect to their insider shares.

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

NOTE 8. WARRANTS

Initial Public Offering Warrants

There are 12,057,000 warrants issued and outstanding as of December 31, 2022 and 2021 issued in connection with the Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

Bridge Warrants

On October 6, 2022, 173,913 warrants were issued pursuant to the Bridge Purchase Agreement. The purchase right represented by the Bridge Warrants shall terminate on or before 5:30 p.m., Pacific Time, on the date five years from the date of issuance (the “Expiration Date”). The exercise price at which the Bridge Warrants may be exercised shall be $11.50 per share of Common Stock. If at any time after the date of issuance of the Bridge Warrants there is no effective registration statement available for the resale of shares of Common Stock held by the holder, the Bridge Warrants may be exercised by cashless exercise. In lieu of any fractional share to which the holder would otherwise be entitled, the Company shall make a cash payment equal to the Exercise Price multiplied by such fraction. Except as provided in the Bridge Warrant, the Bridge Warrant does not entitle its holder to any rights of a stockholder of the Company.

During the term the Bridge Warrants are exercisable, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of the Bridge Warrant and, from time to time, will take all steps necessary to amend its Certificate of Incorporation to provide sufficient reserves of shares of Common Stock issuable upon exercise of the Bridge Warrants. All shares that may be issued upon the exercise of rights represented by the Bridge Warrants and payment of the Exercise Price will be free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously or otherwise specified in the Bridge Warrants). Prior to the Expiration Date, the Exercise Price and the number of shares of Common Stock purchasable upon the exercise of the Bridge Warrants are subject to adjustment from time to time upon the occurrence of any of the following events:

(a)In the event that the Company shall at any time after the date of issuance of the Bridge Warrants (i) declare a dividend on Common Stock in shares or other securities of the Company, (ii) split or subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares, or (iv) issue by reclassification of its Common Stock any shares or other securities of the Company, then, in each such event, the Exercise Price in effect at the time shall be adjusted so that the holder shall be entitled to receive the kind and number of such shares or other securities of the Company which the holder would have owned or have been entitled to receive after the happening of any of the events described above had such Bridge Warrant been exercised immediately prior to the happening of such event (or any record date with respect thereto).

(b)No adjustment in the number of shares of Common Stock receivable upon exercise of the Bridge Warrant shall be required unless such adjustment would require an increase or decrease of at least 0.1% in the aggregate number of shares of Common Stock purchasable upon exercise of all Bridge Warrants; provided that any adjustments which are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

(c)If at any time, as a result of an adjustment, the holder of any Bridge Warrant thereafter exercised shall become entitled to receive any shares of the Company other than shares of Common Stock, thereafter the number of such other shares so receivable upon exercise of any Bridge Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock receivable upon execution of the Bridge Warrant.

(d)Whenever the Exercise Price payable upon exercise of each Bridge Warrant is adjusted, the Warrant Shares shall be adjusted by multiplying the number of shares of Common Stock receivable upon execution of the Bridge Warrant immediately prior to such adjustment by a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment, and the denominator of which shall be the Exercise Price as adjusted.

(e)In the event of any capital reorganization of the Company, or of any reclassification of the Common Stock, or in case of the consolidation of the Company with or the merger of the Company with or into any other corporation or of the sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, each Bridge Warrant shall, after such capital reorganization, reclassification of Common Stock, consolidation, merger or sale, and in lieu of being exercisable for shares of Common Stock of the Company, be exercisable, upon the terms and conditions specified in the Bridge Warrant, for the number of shares of stock or other securities or assets to which holder of the number of shares of Common Stock purchasable upon exercisable of such Bridge Warrant immediately prior to such capital organization, reclassification of Common Stock, consolidation, merger or sale would have been entitled upon such capital organization, reclassification of Common Stock, consolidation, merger or sale. The Company shall not effect any such consolidation, merger or sale, unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets or the appropriate corporation or entity shall assume, by written instrument, the obligation to deliver to holder of each Bridge Warrant the shares of stock, securities or assets to which, in accordance with the foregoing provisions, such holder may be entitled and all other obligations of the Company under the Bridge Warrant.

(f)If the Company in any manner issues or sells or enters into any agreement to issue or sell, any Common Stock, options or convertible securities (any such securities, “Variable Price Securities”) after the issuance of the Bridge Warrants that are issuable pursuant to such agreement or convertible into or exchangeable or exercisable for shares of Common Stock at a price which varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to a fixed price, but exclusive of such formulations reflecting customary anti-dilution provisions (such as share splits, share combinations, share dividends and similar transactions) (each of the formulations for such variable price being herein referred to as, the “Variable Price”), the Company shall provide notice thereof to the holder on the date of such agreement and the issuance of such convertible securities or options. From and after the date the Company enters into such agreement or issues any such Variable Price Securities, the holder shall have the right, but not the obligation, in its sole discretion to substitute the Variable Price for the Exercise Price upon exercise of the Bridge Warrant by designating in the exercise form delivered upon any exercise of the Bridge Warrant that solely for purposes of such exercise the holder is relying on the Variable Price rather than the Exercise Price then in effect.

(g)In case any event shall occur as to which the other provisions above are not strictly applicable or the failure to make any adjustment would result in an unfair enlargement or dilution of the purchase rights represented by the Bridge Warrants in accordance with the essential intent and principles hereof, then, in each such case, the independent auditors of the Company shall give an opinion as to the adjustment, if any, on a basis consistent with the essential intent and principles above, necessary to preserve, without enlargement or dilution, the purchase rights presented by the Bridge Warrants. Upon receipt of such opinion, the Company shall promptly make the adjustment described therein.

The Bridge Warrants are governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflicts of law. The Company and the holders of the Bridge Warrants consent to the exclusive jurisdiction of the federal courts of the United States sitting in Delaware.

NOTE 9. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$(379)	$5,846
Start-up/organization Expenses	962,297	60,961
Total deferred tax assets	961,918	66,807
Valuation allowance	(961,918)	(66,807)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

		For the
		Period from
		March 30,
		2021
		(Inception)
	For the Year Ended	Through
	December 31,	December 31,
	2022	2021
Federal
Current	$187,225	$—
Deferred	(741,805)	(58,947)

State
Current	—	—
Deferred	(153,306)	(7,860)
Change in valuation allowance	895,111	66,807
Income tax provision	$187,225	$—

As of December 31, 2022 and 2021, the Company has $0 and $24,565 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $895,111 and $66,807, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

		For the
		Period from
		March 30,
		2021
		(Inception)
	For the Year Ended	Through
	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.3%	2.8%
Change in fair value of Bridge Note- bifurcated derivative	(0.7)%	0.0%
Change in fair value of PIPE forward contract derivative	(1.4)%	0.0%
Change in valuation allowance	(29.3)%	(23.8)%
Income tax provision	(6.1)%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. Treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

On December 31, 2022, assets held in the Trust Account were comprised of $7,527,369 in money market funds. During the year ended December 31, 2022, the Company withdrew $110,472,254 as a result of an aggregate of 10,805,877 shares of common stock redeemed on October 20, 2022 and the Company did not withdraw any interest income from the Trust Account.

On December 31, 2021, assets held in the Trust Account were comprised of $959 in cash and $116,726,019 in U.S. Treasury securities. During the period from March 30, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table present information about the Company’s assets that are measured at fair value on a recurring basis on December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities on December 31, 2022 and 2021 are as follows:

				Gross
			Amortized	Holding
	Trading Securities	Level	Cost	Loss	Fair Value
December 31, 2022	Money Market Funds	1	$ n/a	$ n/a	$7,527,369

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
December 31, 2021	U.S. Treasury Securities (Matured on 3/17/2022)	1	$116,726,019	$(3,097)	$116,722,922

The following table presents fair value information as of December 31, 2022 of the Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company did not have any financial liabilities that were accounted for at fair values on a recurring basis as of December 31, 2021.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
PIPE Forward Contract	$170,666	$—	$—	$170,666
Bridge Note – Bifurcated Derivative	$364,711	$—	$—	$364,711

Measurement

Bridge Note Bifurcated Derivative

The Company established the initial fair value for the Bridge Note Bifurcated Derivative as of October 5, 2022, which was the date the Bridge Note was executed. On December 31, 2022 the fair value was remeasured. As such, the Company used a Probability Weighted Expected Return Method (“PWERM”) that fair values the early termination/repayment features of the debt. The PWERM is a multi-step process in which value is estimated based on the probability-weighted present value of various future outcomes. The PWERM was used to value the Bridge Note Bifurcated Derivative for the initial periods and subsequent measurement periods.

The Bridge Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of December 31, 2022 due to the use of unobservable inputs. The key inputs into the Monte Carlo simulation model for the Bridge Note Bifurcated Derivative were as follows at October 5, 2022, initial value and at December 31, 2022:

	October 5, 2022	December 31, 2022
CCC bond rates	14.09%	15.09%
Probability of early termination/repayment -business combination not completed	10%	5%
Probability of early termination/repayment -business combination completed or PIPE completed	90%	95%
Probability of completing a business combination by March 31, 2023	50%	50%
Probability of completing a business combination by June 30, 2023	50%	50%

PIPE Forward Contract

The Company established the initial fair value for the PIPE Forward Contract as of October 6, 2022, which was the date of the PIPE Securities Purchas Agreement was executed. On December 31, 2022 the fair value was remeasured. As such, the Company utilizing a PWERM. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes to value the PIPE Forward Contract for the initial periods and subsequent measurement periods.

The PIPE Forward Contract was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of December 31, 2022 due to the use of unobservable inputs. The key inputs into the PWERM for the PIPE Forward Contract were as follows at October 6, 2022, initial value and at December 31, 2022:

	October 6, 2022	December 31, 2022
Risk-fee interest rate	4.00%	4.76%
Expected term (years)	0.61	0.37
Probability of completing a business combination	90%	95%

The change in the fair value of the level 3 financial liabilities for the period from contract inception through December 31, 2022 is summarized as follows:

	PIPE	Bridge Note
	Forward Contract	Bifurcated Derivative
Fair value at October 5, 2022 (Initial measurement)		$278,404
Fair value at October 6, 2022 (Initial measurement)	$—	—
Change in fair value	170,666	86,307
Fair value at December 31, 2022	$170,666	$364,711

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the year ended December 31, 2022 and 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, expect as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 18, 2023, SCS Capital LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and shall be used to pay for general operating expenses.

On January 18, 2023 DHAC and the Sponsor, entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which DHAC agreed to offer on or prior to the closing of the Business Combination the PIPE Investors the option to purchase up to an additional 2,000 shares of Series A Preferred Stock initially convertible into 234,260 shares of DHAC common stock (the “Additional PIPE Shares” and together with the Initial PIPE Shares, the “PIPE Shares”), together with additional warrants to purchase up to 106,000 shares of DHAC common stock (the “Additional PIPE Warrants” and together with the Initial PIPE Warrants, the “PIPE Warrants”; the Additional PIPE Shares and Additional PIPE Warrants are referred to as the “Additional PIPE Securities”) pursuant to a participation right granted to the PIPE Investors under the PIPE Securities Purchase Agreement, in each case, on the same terms and conditions set forth in the PIPE Securities Purchase Agreement for an aggregate purchase price of up to $2,000,000 (such proceeds together with the proceeds from the Initial PIPE Financing, as increased pursuant to the amendment to the Backstop Agreement described below, the “Aggregate Closing PIPE Proceeds”). Pursuant to the Backstop Agreement, if the PIPE Investors do not elect to purchase all of the Additional PIPE Securities, the Sponsor has agreed to purchase any such unsubscribed Additional PIPE Securities concurrent with the closing of the transactions contemplated by the PIPE Securities Purchase Agreement on the same terms and conditions set forth in the PIPE Securities Purchase Agreement.

The Backstop Agreement contains customary representations, warranties, and agreements of the Company and the Sponsor and is subject to customary closing conditions and termination rights. If the conditions to the consummation of the Backstop Commitment contemplated by the Backstop Agreement are triggered, the closing of the sale of the Remaining Securities is expected to occur substantially concurrently with the closing of the transactions contemplated by the PIPE SPA.

On February 2, 2023 the Company has extended the date by which the Company must consummate an initial business combination (the “Deadline Date”) for an additional three months from February 8, 2023 to May 8, 2023. The extension is the first of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

On February 1, 2023, the parties entered into a confidential settlement agreement. On February 3, 2023, Plaintiff’s counsel filed a notice of settlement with the court, requesting that the matter be placed on the inactive calendar for at least 30 days to allow the parties time to effectuate the terms of the settlement agreement. The parties filed a stipulation to dismiss the entire case with prejudice on April 7, 2023. See Note 6, Legal Claims for further detail.

On March 31, 2023, the Company received a letter (the “Letter”) from the staff at The Nasdaq Global Market (“Nasdaq Global”) notifying the Company that for the 30 consecutive trading days prior to the date of the Letter, the Company’s securities listed on Nasdaq Global (including the Common Stock, Units and Warrants) (the “Securities”) had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s Securities on Nasdaq Global. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s Securities on Nasdaq Global.

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 27, 2023, to regain compliance. The Letter notes that to regain compliance, the Company’s Securities must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends September 27, 2023. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its Securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by September 27, 2023, Nasdaq staff will provide written notice to the Company that its Securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

On April 11, 2023 but effective March 31, 2023, the Company entered into an amendment to the PIPE Securities Purchase Agreement to, among other things, (a) amend and restate the form of Certificate of Designation of the Series A Preferred Stock to provide the aggregate number of shares of Series A Preferred Stock issuable thereunder shall not exceed 15,000, (b) amend and restate the form of PIPE Warrant to correct an error in the redemption provision of the PIPE Warrants, and (c) revise certain closing conditions for the PIPE Financing.

On April 11, 2023 but effective March 31, 2023, the Sponsor and DHAC entered into an amendment to the Backstop Agreement to increase the Additional PIPE Shares that may be purchased pursuant to the Backstop Agreement from 2,000 shares of Series A Preferred Stock to 7,000 shares of Series A Preferred Stock, for an aggregate additional PIPE financing of up to $7,000,000, increasing the Aggregate Closing PIPE Proceeds to a total of $15,000,000.

Pursuant to the PIPE Securities Purchase Agreement and the Backstop Agreement, each as amended, any purchaser of Additional PIPE Securities will enter into a lock up agreement with the Company pursuant to which such purchaser will agree not to, subject to certain limited exceptions, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any Additional PIPE Securities, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to any Additional PIPE Securities owned directly by the purchaser (including holding as a custodian) or with respect to which the purchaser has beneficial ownership within the rules and regulations of the Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the purchaser's Additional PIPE Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of shares of DHAC Common Stock or other securities, in cash or otherwise, (3) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Additional PIPE Securities or (4) publicly disclose the intention to do any of the foregoing.