Form 10-Q
period 2023-03-31
DIGITAL HEALTH ACQUISITION CORP.
filed 2023-05-15
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 10, 2023, 4,183,123 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DIGITAL HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$16,331	$106,998
Prepaid expenses	52,500	—
Total current assets	68,831	106,998
Investments held in Trust Account	7,602,649	7,527,369
Total Assets	$7,671,480	$7,634,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,091,536	$1,886,312
Income taxes payable	187,225	187,225
Bridge Note, net of discount	425,939	292,800
Promissory note - related party	600,000	350,000
Advances from related parties	43,900	43,900
Bridge Note- Bifurcated Derivative	329,953	364,711
PIPE Forward Contract Derivative	1,334,616	170,666
Total current liabilities	5,013,169	3,295,614

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	9,383,169	7,665,614

Commitments
Common stock subject to possible redemption, 0.0001 par value; 694,123 shares issued and outstanding at redemption value of $10.65 per share as of March 31, 2023 and December 31, 2022, respectively	7,395,349	7,395,349

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,482,000 and 3,462,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (excluding 694,123 and 694,123 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively)	349	347
Additional paid-in capital	507,171	292,973
Accumulated deficit	(9,614,558)	(7,719,916)
Total Stockholders’ Deficit	(9,107,038)	(7,426,596)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$7,671,480	$7,634,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended
	March 31,
	2023	2022

Formation and operational costs	$707,592	$543,179
Loss from operations	(707,592)	(543,179)

Other (expense) income:
Interest expenses- Bridge Note	(133,138)	—
Change in fair value of Bridge Note- Bifurcated Derivative	34,758	—
Change in fair value of PIPE Forward Contract Derivative	(1,163,950)	—
Interest earned on investment held in Trust Account	75,280	15,819
Total other (expense) income, net	(1,187,050)	15,819

Loss before provision for income taxes	(1,894,642)	(527,360)
Provision for income taxes	—	—
Net loss	$(1,894,642)	$(527,360)

Basic and diluted weighted average shares outstanding	4,168,567	14,932,000
Basic and diluted net loss per share	$(0.45)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	3,462,000	$347	$292,973	$(7,719,916)	$(7,426,596)

Issuance of 20,000 shares issued to settle legal claim	20,000	2	214,198		214,200

Net loss	—	—	—	(1,894,642)	(1,894,642)

Balance – March 31, 2023	3,482,000	$349	$507,171	$(9,614,558)	$(9,107,038)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	3,432,000	$344	$(3,334,812)	$(3,334,468)

Net loss	—	—	(527,360)	(527,360)

Balance – March 31, 2022	3,432,000	$344	$(3,862,172)	$(3,861,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,894,642)	$(527,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(75,280)	(15,819)
Change in fair value of Bridge Note - Bifurcated Derivative	(34,758)	—
Change in fair value of PIPE Forward Contract Derivative	1,163,950	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(52,500)	90,591
Accounts payable and accrued expenses	419,424	202,298
Accrued interest expense - Bridge Note	133,139	—
Income taxes payable	—	—
Net cash used in operating activities	(340,667)	(250,290)

Cash Flows from Financing Activities:
Proceeds from promissory note	250,000	—
Net cash provided by financing activities	250,000	—

Net Change in Cash	(90,667)	(250,290)
Cash – Beginning of period	106,998	760,012
Cash – End of period	$16,331	$509,722

Non-cash investing and financing activities:
Common stock issued from legal settlement	$214,200	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any significant operations. All activity for the period from inception, the date which operations commenced, through March 31, 2023 relates to the Company’s formation, the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust Account is intended as a holding place for funds pending the earliest to occur of either (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 21 months from the closing of the Initial Public Offering (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation), the Company’s return of the funds held in the Trust Account to the Company’s public stockholders as part of the Company’s redemption of the public shares.

On October 20, 2022, stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to (a) extend the date by which DHAC has to consummate a business combination (the “Extension”) for an additional three (3) months, from November 8, 2022 to February 8, 2023, (b) provide DHAC’s board of directors the ability to further extend the date by which

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

DHAC has to consummate a business combination up to three (3) additional times for three (3) months each time, for a maximum of nine (9) additional months if the Sponsor pays an amount equal to $350,000 for each three-month extension (the “Extension Fee”), which amount shall be deposited in the trust account of DHAC; provided, that if as of the time of an extension DHAC has filed a Form S-4 registration statement in connection with its initial business combination, then no Extension Fee would be required in connection with such extension; provided further that for each three-month extension (if any) following such extension where no deposit into the Trust Account or other payment has been made, an Extension Fee is required, and (c) allow for DHAC to provide redemption rights to DHAC’s public stockholders in accordance with the requirements of the amended and restated certificate of incorporation without complying with the tender offer rules. In connection with such stockholder vote, an aggregate of 10,805,877 shares of DHAC’s common stock were redeemed leaving 4,156,123 shares issued and outstanding and entitled to vote as of October 20, 2022.

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

The amount in the Trust Account was initially anticipated to be $10.15 per public share. On October 26, 2022, in connection with the approval of the extension, the Sponsor deposited $350,000 into the Trust Account for the first three-month extension, as such the amount in the Trust Account is anticipated to be $10.65 per public share. On February 2, 2023 the Company announced a second extension of the date by which the Company has to consummate a business combination from February 8, 2023 to May 8, 2023. On May 8, 2023 the Company announced a third extension of the date by which the Company has to consummate a business combination from May 8, 2023 to August 8, 2023 (as extended, the “Combination Period”) and deposited $350,000 into the Trust Account for such extension. The May extension is the second of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

On June 15, 2022, DHAC, entered into a business combination agreement, by and among DHAC Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a wholly owned subsidiary of DHAC (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”). The business combination agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of DHAC, VSee and iDoc on June 15, 2022. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into a Second Amended and Restated Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants further described on Note 6. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Business Combination Agreement.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 12, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

As of March 31, 2023, the Company had a cash balance of $16,331 and a working capital deficiency of $4,737,038 net of $207,300 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of March 31, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

At March 31, 2023 and December 31, 2022, the common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,142,603
Less:
Redemptions	(110,472,254)
Common stock subject to possible redemption, December 31, 2022	$7,395,349
Common stock subject to possible redemption, March 31, 2023	$7,395,349

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

rate applied to year to date income in interim periods under ASC 740-270-30-5. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.0% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022 due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the Bridge Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 12,230,913 common stocks in the aggregate. As of the three months ended March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended
	2023	2022
	Common Stock	Common Stock
Basic and diluted net loss per of common stock
Numerator:
Allocation of net loss, as adjusted	$(1,894,642)	$(527,360)
Denominator:
Basic and diluted weighted average shares outstanding, non- redeemable common stock	4,168,567	14,932,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.45)	$(0.04)

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Concentration of Credit Risk

The Company has a significant cash balances at a financial institution which throughout the year regularly exceed the federally insured limited of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the Public Warrants and Private Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company adopted ASU 2020-06 at inception on March 30, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 557,000 units, at $10.00 per unit for a total purchase price of $5,570,000 in a private placement. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021. The private placement units are identical to the units sold in the Initial Public Offering. There will be no underwriting fees or commissions with respect to the private placement units. The proceeds from the private placement were added to the proceeds of Initial Public Offering and placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete its initial business combination within 21 months (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation), the Sponsor will waive any and all rights and claims to any proceeds and interest thereon in respect to the private placement units and the proceeds from the sale of the private placement units will be included in the liquidating distribution to the holders of the Company’s public shares.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Advance from Related Party

As of November 8, 2021, the Sponsor paid for $402,936 on expenses on behalf of the Company. The advance was repaid on November 12, 2021. Borrowings under the note are no longer available.

On November 12, 2021, the Sponsor advanced an additional $43,900 which remains payable as of March 31, 2023 and December 31, 2022.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

On January 18, 2023, SCS Capital Partners LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and shall be used to pay for general operating expenses.

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000, of which $10,550 and $10,000 is included in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2023.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company reviewed the PIPE Securities Purchase Agreement’s underlying securities under ASC 480 and ASC 815 and concluded that Series Preferred A Stock includes a contingent redemption that would require temporary equity treatment at issuance and the warrants do not have any elements that would preclude them from equity treatment and therefore are not subject to the Derivative guidance under ASC 815. However under ASC 480-10-55-33 a forward contract that permits the holder to purchase redeemable shares (the Series A Preferred Stock) is a liability pursuant to ASC 480 because (1) the forward contract itself is indexed to an underlying share (i.e., the option’s value varies with the fair value of the share) that embodies the issuer’s obligation to repurchase the share and (2) the issuer has a conditional obligation to transfer assets if the shares are put back. Accordingly, the Company determined the fair value of the PIPE Forward Contract and noted the value at the October 6, 2022, the executed date of agreement was zero. As of March 31, 2023, the value of the PIPE Forward Contract was $1,334,616 (see Note 9. Fair Value Measurements for additional disclosure on the PIPE Forward Contract).

On April 11, 2023 but effective March 31, 2023, the Company entered into an amendment to the PIPE Securities Purchase Agreement to, among other things, (a) amend and restate the form of Certificate of Designation of the Series A Preferred Stock to provide the aggregate number of shares of Series A Preferred Stock issuable thereunder shall not exceed 15,000, (b) amend and restate the form of

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company reviewed the contingent early repayment option granted in the Bridge Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Bridge Note proceeds between the Bridge Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at issuance was $278,404 and the residual value of $610,485 was allocated to the principal balance of the note (see Note 9. Fair Value Measurements for additional disclosure on the derivative).

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

As of March 31, 2023, the Bridge Note net of unamortized debt discount was $425,939. The Company recognized $110,916 of amortized debt discount and $22,222 in accrued interest for a total Bridge Note interest expense of $133,138. In connection with the Bridge Purchase Agreement, the Company entered into a Registration Rights Agreement with the Bridge investor, dated October 5, 2022, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Bridge Warrants and the commitment shares.

Backstop Agreement

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Pursuant to the PIPE Securities Purchase Agreement and the Backstop Agreement, each as amended, any purchaser of Additional PIPE Securities will enter into a lock up agreement with the Company pursuant to which such purchaser will agree not to, subject to certain limited exceptions, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any Additional PIPE Securities, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to any Additional PIPE Securities owned directly by the purchaser (including holding as a custodian) or with respect to which the purchaser has beneficial ownership within the rules and regulations of the Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the purchaser’s Additional PIPE Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of shares of DHAC Common Stock or other securities, in cash or otherwise, (3) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Additional PIPE Securities or (4) publicly disclose the intention to do any of the foregoing.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Shares

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000.  In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. On October 6, 2022 in connection with the Bridge Purchase Agreement 30,000 shares were issued to the Bridge Financing investor. In February 2023, 20,000 shares were issued to an additional stockholder. As of March 31, 2023 and December 31, 2022, there were 3,482,000 and 3,462,000, respectively, common shares issued and outstanding, excluding 694,123, respectively, shares subject to redemption which were classified outside of permanent equity on the consolidated balance sheets. The holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the initial stockholders, insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the insider shares and any shares acquired in this offering or following this offering in the open market, in favor of the proposed business combination.

The Company will consummate its initial business combination only if it has net tangible assets of at least $5,000,001 upon consummation of a business combination and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Pursuant to the amended and restated certificate of incorporation, if the Company does not consummate its initial business combination within 21 months from the closing of this offering (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s insiders have agreed to waive their rights to share in any distribution with respect to their insider shares.

The stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that public stockholders have the right to sell their shares to the Company in any tender

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 8. WARRANTS

Initial Public Offering Warrants

There are 12,057,000 warrants issued and outstanding as of March 31, 2023 and December 31, 2022 issued in connection with the Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. Treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

On March 31, 2023, assets held in the Trust Account were comprised of $7,602,649 in money market funds. During the three months ended March 31, 2023, the Company did not withdraw any interest income from the Trust Account.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis on March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities on March 31, 2023 and December 31, 2022 are as follows:

				Gross
			Amortized	Holding	Fair
	Trading Securities	Level	Cost	Loss	Value
March 31, 2023	Money Market Funds	1	$ n/a	$ n/a	$7,602,649

				Gross
			Amortized	Holding	Fair
	Trading Securities	Level	Cost	Loss	Value
December 31, 2022	Money Market Funds	1	$ n/a	$ n/a	$7,527,369

The following table presents fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
PIPE Forward Contract	$1,334,616	$—	$—	$1,334,616
Bridge Note – Bifurcated Derivative	$329,953	$—	$—	$329,953

December 31, 2022	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
PIPE Forward Contract	$170,666	$—	$—	$170,666
Bridge Note – Bifurcated Derivative	$364,711	$—	$—	$364,711

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

The Bridge Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of March 31, 2023 and December 31, 2022 due to the use of unobservable inputs. The key inputs into the Monte Carlo simulation model for the Bridge Note Bifurcated Derivative were as follows at October 5, 2022, initial value and at March 31, 2023 and December 31, 2022:

	December 31, 2022	March 31, 2023
CCC bond rates	15.09%	13.77%
Probability of early termination/repayment -business combination not completed	5%	5%
Probability of early termination/repayment -business combination completed, or PIPE completed	95%	95%
Probability of completing a business combination by March 31, 2023	50%	—%
Probability of completing a business combination by June 30, 2023	50%	80%
Probability of completing a business combination by July 31, 2023	50%	20%

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The PIPE Forward Contract was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of March 31, 2023 and December 31, 2022 due to the use of unobservable inputs. The key inputs into the PWERM for the PIPE Forward Contract were as follows at October 6, 2022, initial value and at March 31, 2023 and December 31, 2022:

	December 31, 2022	March 31, 2023
Risk-free interest rate	4.76%	4.94%
Expected term (years)	0.37	0.27
Probability of completing a business combination	95%	80%

The change in the fair value of the level 3 financial liabilities for the period from contract inception through December 31, 2022 is summarized as follows:

	PIPE	Bridge Note
	Forward	Bifurcated
	Contract	Derivative
Fair value at December 31, 2022	$170,666	$364,711
Change in fair value	1,163,950	(34,758)
Fair value at March 31, 2023	$1,334,616	$329,953

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the period ended March 31, 2023 and December 31, 2022.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On May 5, 2023, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Holder”). Pursuant to the SPA, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 110% of all unpaid principal under the Promissory Note and guaranteed interest of 10% are due and payable at the closing of the PIPE financing.

VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”), guaranteed the Company’s obligations under the SPA, the Promissory Note and the other transaction documents (the “Financing Documents”) pursuant to a Subsidiary Guaranty dated May 5, 2023.  The Company’s obligations to the Holder under the Financing Documents are subordinated to the Company’s obligations to its existing bridge lender.

In connection with the SPA, the Company issued to the Holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s Common Stock at an exercise price of $11.50 per share (the “Warrants”), and (ii) 7,000 shares of the Company’s Common Stock as commitment shares (the “Commitment Shares”).  The Company also entered into a Registration Rights Agreement with the Holder, dated May 5, 2023 (the “RRA”), which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Warrants and the Commitment Shares, subject to the terms thereof.

On May 5, 2023, the Company issued a promissory note to SCS Capital Partners LLC in the aggregate principal amount of $200,000 (the “SCS Note”). The SCS Note bears interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 100% of all unpaid principal under the Promissory Note and any accrued but unpaid interest are due and payable at the closing of the PIPE financing.

On May 8, 2023, the Company deposited $350,000 into the trust account of the Company which enabled the Company to extend the period of time it has to consummate its initial business combination by three months from May 8, 2023 to August 8, 2023 (the “Extension”). The Extension is the second of up to three three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

Results of Operations

Our entire activity since inception up to March 31, 2023, was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $1,894,642 which consisted of $707,592 in general and administrative expenses, change in fair value of PIPE forward contract derivative $1,163,950 and interest expense related to Bridge promissory note of $133,138, partially offset by income from our investments held in the trust account of $75,280 and change in fair value of Bridge note embedded derivative of $34,758.

For the three months ended March 31, 2022, we had a net loss of approximately $527,360 which consisted of approximately $543,179 in general and administrative expenses, partially offset by income from our investments held in the trust account of approximately $15,819.

Liquidity and Capital Resources

As of March 31, 2023, we had $16,331 in cash and no cash equivalents.

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

In January 2023, SCS Capital Partners LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and shall be used to pay for general operating expenses.

For the three months ended March 31, 2023, cash used in operating activities was $340,667. Net loss of $1,894,642 was primarily comprised of change in fair value of bride note bifurcated derivative of $34,758, change in fair value of PIPE forward contract derivative of $1,163,950, and interest earned on investments held in Trust Account of $75,280. Changes in operating assets and liabilities provided $500,063 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $250,290. Net loss of $527,360 was primarily comprised of interest earned on investments held in Trust Account of $15,819. Changes in operating assets and liabilities provided $292,889 of cash for operating activities.

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

As of March 31, 2023, the Company had a cash balance of $16,331 and a working capital deficiency of $4,737,038 net of $207,300 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of March 31, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $30,000 and $30,000 for the three months ended March 31, 2023 and 2022, respectively.

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

In addition, pursuant to the PIPE Securities Purchase Agreement and the Backstop Agreement, any purchaser of Additional PIPE Securities will enter into a lock up agreement with the Company pursuant to which such purchaser will agree not to, subject to certain limited exceptions, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any Additional PIPE Securities, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to any Additional PIPE Securities owned directly by the purchaser (including holding as a custodian) or with respect to which the purchaser has beneficial ownership within the rules and regulations of the Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the purchaser’s Additional PIPE Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of shares of DHAC Common Stock or other securities, in cash or otherwise, (3) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Additional PIPE Securities or (4) publicly disclose the intention to do any of the foregoing.

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

Critical Accounting Estimates

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

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed consolidated financial statements except for the following:

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

DIGITAL HEALTH ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Daniel Sullivan
	Name:	Daniel Sullivan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)