Form 10-Q
period 2023-06-30
DIGITAL HEALTH ACQUISITION CORP.
filed 2023-08-21
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 21, 2023, 4,183,123 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DIGITAL HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 12, 2023, File No. 001-41015. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$30,861	$106,998
Prepaid expenses	35,000	—
Total current assets	65,861	106,998
Investments held in Trust Account	8,015,230	7,527,369
Total Assets	$8,081,091	$7,634,367

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,179,372	$1,886,312
Income taxes payable	187,225	187,225
Advances from related parties	130,937	43,900
Bridge Note, net of discount	559,077	292,800
Promissory note - related party	915,000	350,000
Investor Note, net of discount	131,431	—
Bridge Note- Bifurcated Derivative	212,609	364,711
Investor Note- Bifurcated Derivative	27,601	—
PIPE Forward Contract Derivative	700,506	170,666
Total current liabilities	5,043,758	3,295,614

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	9,413,758	7,665,614

Commitments
Common stock subject to possible redemption, 0.0001 par value; 694,123 shares issued and outstanding at redemption value of $11.24 and $10.65 per share as of June 30, 2023 and December 31, 2022, respectively	7,799,302	7,395,349

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,489,000 and 3,462,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (excluding 694,123 shares subject to possible redemption as of June 30, 2023 and December 31, 2022)	350	347
Additional paid-in capital	622,642	292,973
Accumulated deficit	(9,754,961)	(7,719,916)
Total Stockholders’ Deficit	(9,131,969)	(7,426,596)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$8,081,091	$7,634,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022

Formation and operational costs	$442,429	$722,162	$1,150,021	$1,265,341
Loss from operations	(442,429)	(722,162)	(1,150,021)	(1,265,341)

Other income (expense):
Interest expense- Bridge Note	(133,139)	—	(266,277)	—
Interest expense- Investor Note	(31,405)	—	(31,405)	—
Change in fair value of Bridge Note- Bifurcated Derivative	117,345	—	152,103	—
Change in fair value of Investor Note- Bifurcated Derivative	(3,099)	—	(3,099)	—
Change in fair value of PIPE Forward Contract Derivative	634,110	—	(529,840)	—
Interest earned on investment held in Trust Account	122,167	62,703	197,447	78,522
Total other income (expense), net	705,979	62,703	(481,071)	78,522

Income (loss) before provision for income taxes	263,550	(659,459)	(1,631,092)	(1,186,819)
Provision for income taxes	—	—	—	—
Net income (loss)	$263,550	$(659,459)	$(1,631,092)	$(1,186,819)

Basic and diluted weighted average shares outstanding	4,180,431	14,932,000	4,174,532	14,932,000
Basic and diluted net income (loss) per share	$0.06	$(0.04)	$(0.39)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	3,462,000	$347	$292,973	$(7,719,916)	$(7,426,596)

Issuance of 20,000 shares issued to settle legal claim	20,000	2	214,198	—	214,200

Net loss	—	—	—	(1,894,642)	(1,894,642)

Balance – March 31, 2023 (unaudited)	3,482,000	349	507,171	(9,614,558)	(9,107,038)

Change in value of common stock subject to redemption	—	—	—	(403,953)	(403,953)

Issuance of 7,000 shares and warrants issued with Investor Note, net of offering cost	7,000	1	115,471	—	115,472

Net income	—	—	—	263,550	263,550

Balance – June 30, 2023 (unaudited)	3,489,000	$350	$622,642	$(9,754,961)	$(9,131,969)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	3,432,000	$344	$(3,334,812)	$(3,334,468)

Net loss	—	—	(527,360)	(527,360)

Balance – March 31, 2022 (unaudited)	3,432,000	344	(3,862,172)	(3,861,828)

Net loss	—	—	(659,459)	(659,459)

Balance –June 30, 2022 (unaudited)	3,432,000	$344	$(4,521,631)	$(4,521,287)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,631,092)	$(1,186,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(197,447)	(78,522)
Change in fair value of Bridge Note - Bifurcated Derivative	(152,103)	—
Change in fair value of Investor Note - Bifurcated Derivative	3,099	—
Change in fair value of PIPE Forward Contract Derivative	529,840	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(35,000)	244,536
Accounts payable and accrued expenses	507,261	451,918
Accrued interest expense - Bridge Note	266,277	—
Accrued interest expense – Investor Note	31,405	—
Advances from related parties	87,037	—
Net cash used in operating activities	(590,723)	(568,887)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(350,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	59,586	—
Net cash used in investing activities	(290,414)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	565,000	—
Proceeds from promissory note	240,000	—
Net cash provided by financing activities	805,000	—

Net Change in Cash	(76,137)	(568,887)
Cash – Beginning of period	106,998	760,012
Cash – End of period	$30,861	$191,125

Non-cash investing and financing activities:
Common stock issued from legal settlement	$214,200	$—
Financing costs included in Investor Note	$60,000	$—
Warrants issued as financing cost in Investor Note	$40,130	$—
Common stock issued as financing cost in Investor Note	$78,349	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any significant operations. All activity for the period from inception, the date which operations commenced, through June 30, 2023 relates to the Company’s formation, the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

JUNE 30, 2023

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

The amount in the Trust Account was initially anticipated to be $10.15 per public share. On October 26, 2022, in connection with the approval of the extension, the Sponsor deposited $350,000 into the Trust Account for the first three-month extension, as such the amount in the Trust Account is anticipated to be $10.65 per public share. On February 2, 2023 the Company announced a second extension of the date by which the Company has to consummate a business combination from February 8, 2023 to May 8, 2023. On May 8, 2023 the Company announced a third extension of the date by which the Company has to consummate a business combination from May 8, 2023 to August 8, 2023 (as extended, the “Combination Period”) and deposited $350,000 into the Trust Account for such extension. The May extension is the second of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. On August 1, 2023, the Company issued a press release announcing that on July 31, 2023, the Company extended the date by which the Company has to consummate a business combination from August 8, 2023 to November 8, 2023. The extension is the third of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

On March 31, 2023, the Company received a letter (the “Letter”) from the staff (the “Staff”) at The Nasdaq Global Market (“Nasdaq Global”) notifying the Company that for the 30 consecutive trading days prior to the date of the Letter, the Company’s securities listed on the Nasdaq Global (including the Common Stock, Units and Warrants) (the “Securities”) had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s Securities on Nasdaq Global. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s Securities on Nasdaq Global.

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

JUNE 30, 2023

will provide written notice to the Company that its Securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

On May 23, 2023, the Company received a letter (the “Second Letter”) from the Staff. The Second Letter notifies the Company that for the 30 consecutive business days prior to the date of the Second Letter, the Company’s market value of publicly held shares (“MVPHS”) was below the $15 million required for continued listing on the Nasdaq Global and therefore, the Company no longer meets Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”). The Second Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Global.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until November 20, 2023 (the “Compliance Date”), to regain compliance. The Second Letter notes that to regain compliance with the MVPHS Requirement, the MVPHS must equal or exceed $15 million for a minimum of ten (10) consecutive business days on or prior to the Compliance Date. If the Company regains compliance with the MVPHS Requirement, Nasdaq will provide the Company with written confirmation and will close the matter. The Second Letter further notes that if the Company is unable to satisfy the MVPHS requirement prior to the Compliance Date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

If the Company does not regain compliance with the MVPHS Requirement by the Compliance Date, the Staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearing’s panel.

The Company intends to actively monitor its MVPHS between now and the Compliance Date, and may, if appropriate, evaluate available options including applying for a transfer to The Nasdaq Capital Market to resolve the deficiency and regain compliance with the MVPHS requirement. While the Company is exercising diligent efforts to maintain the listing of its Securities on Nasdaq Global, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq Global listing standards.

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

JUNE 30, 2023

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

On June 15, 2022, DHAC, entered into a Business Bombination agreement, by and among DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., DHAC (together with Merger Sub I, the “Merger Subs”), VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”). The Business Combination agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of DHAC, VSee and iDoc on June 15, 2022. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into a Second Amended and Restated Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE Financing documents providing for the issuance of the PIPE Shares and the PIPE Warrants further described on Note 6. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Business Combination Agreement.

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

JUNE 30, 2023

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 12, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

As of June 30, 2023, the Company had a cash balance of $30,861 and a working capital deficiency of $4,761,969 net of $215,928 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution on November 8, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of June 30, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

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

JUNE 30, 2023

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant accounting estimates were the assumptions used to fair value the PIPE Forward Contract, the Investor Note Derivative and the Bridge Note Bifurcated Derivative. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, the common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,142,603
Less:
Redemptions	(110,472,254)
Common stock subject to possible redemption, December 31, 2022	$7,395,349
Plus:
Accretion of carrying value to redemption value	403,953
Common stock subject to possible redemption, June 30, 2023	$7,799,302

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.0% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, the effective tax rate was 0.0% and 0.0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022 due to the valuation allowance on the deferred tax assets.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per common stock as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the Bridge and Investor Note Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 12,256,999 common stocks in the aggregate. As of the three and six months ended June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net income (loss) per of common stock
Numerator:
Allocation of net income (loss), as adjusted	$263,550	$659,459	$(1,631,092)	$1,186,819
Denominator:
Basic and diluted weighted average shares outstanding, non- redeemable common stock	4,176,123	14,932,000	4,172,366	14,932,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.06	$(0.04)	$(0.39)	$(0.08)

Concentration of Credit Risk

The Company has a cash balance at a financial institution which throughout the year did not exceed the federally insured limited of $250,000. There was no risk of loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the Public Warrants, Private Warrants, Bridge Note Warrants and the Investor Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as bifurcated derivatives in accordance with ASC 815. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the PIPE financing agreement is a derivative instrument, the Bridge Note and the Investor Note’s early redemption provisions are embedded feature that are required to be bifurcated as a derivative. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of debt into its debt and bifurcated derivative components. The Company applies this guidance to allocate the Bridge Note and the Investor Note proceeds between the Bridge Note and the Investor Note, respectively and the respective Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the bifurcated derivative and then to the debt.

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

JUNE 30, 2023

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

JUNE 30, 2023

to adjustment (see Note 7). Each warrant will become exercisable 30 days after the completion of the initial Business Combination or 12 months from the closing of this offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 557,000 units, at $10.00 per unit for a total purchase price of $5,570,000 in a private placement. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021. The private placement units are identical to the units sold in the Initial Public Offering but are not redeemable. There will be no underwriting fees or commissions with respect to the private placement units. The proceeds from the private placement were added to the proceeds of Initial Public Offering and placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete its initial business combination within 21 months (as currently extended and as may be further extended in accordance with the Amended and Restated Certificate of Incorporation), the Sponsor will waive any and all rights and claims to any proceeds and interest thereon in respect to the private placement units and the proceeds from the sale of the private placement units will be included in the liquidating distribution to the holders of the Company’s public shares.

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

the Company owes the Sponsor  $130,937 and $43,900 as of June 30, 2023 and December 31, 2022, respectively.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

On January 18, 2023, SCS Capital Partners LLC, a stockholder who currently holds more than 5% shares in the Company, issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000  (the “Prommisory Note”). The Promissory Note is non-interest bearing and shall be used to pay for general operating expenses. On August 17, 2023, the Promissory Note was amended and restated to increase the principal amount of the note to $565,000.

On May 5, 2023, the Company issued a promissory note to SCS Capital Partners LLC in the aggregate principal amount of $200,000 (the “SCS Note”). The SCS Note bears interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 100% of all unpaid principal under the SCS Note and any accrued but unpaid interest are due and payable at the closing of the PIPE financing.

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, of which $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 , of which $31,650 and $42,200 are included in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

The Company reviewed the PIPE Securities Purchase Agreement’s underlying securities under ASC 480 and ASC 815 and concluded that Series Preferred A Stock includes a contingent redemption that would require temporary equity treatment at issuance and the warrants do not have any elements that would preclude them from equity treatment and therefore are not subject to the Derivative guidance under ASC 815. However under ASC 480-10-55-33 a forward contract that permits the holder to purchase redeemable shares (the Series A Preferred Stock) is a liability pursuant to ASC 480 because (1) the forward contract itself is indexed to an underlying share (i.e., the option’s value varies with the fair value of the share) that embodies the issuer’s obligation to repurchase the share and (2) the issuer has a conditional obligation to transfer assets if the shares are put back. Accordingly, the Company determined the fair value of the PIPE Forward Contract and noted the value at the October 6, 2022, the executed date of agreement was zero. As of June 30, 2023, the value of the PIPE Forward Contract was $700,506 (see Note 9. Fair Value Measurements for additional disclosure on the PIPE Forward Contract).

On April 11, 2023 but effective March 31, 2023, the Company entered into an amendment to the PIPE Securities Purchase Agreement to, among other things, (a) amend and restate the form of Certificate of Designation of the Series A Preferred Stock to provide the aggregate number of shares of Series A Preferred Stock issuable thereunder shall not exceed 15,000, (b) amend and restate the form of PIPE Warrant to correct an error in the redemption provision of the PIPE Warrants, and (c) revise certain closing conditions for the PIPE Financing. As previously disclosed in its Current Report on Form 8-K filed on April 12, 2023, the Company and each of the PIPE Investors entered into amendments to the PIPE SPA to, among other things, add a closing condition providing that the closing date of the business combination shall occur on or prior to July 10, 2023 (the “Outside Date Closing Condition”). On July 11, 2023, each of the PIPE Investors provided notice to the Company that since the Outside Date Closing Condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

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

As of June 30, 2023, the Bridge Note net of unamortized debt discount was $559,077. The Company recognized $110,916 of amortized debt discount and $22,222 in accrued interest for a total Bridge Note interest expense of $133,138. In connection with the Bridge Purchase Agreement, the Company entered into a Registration Rights Agreement with the Bridge investor, dated October 5, 2022, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Bridge Warrants and the commitment shares.

Securities Purchase Agreement and Bifurcated Derivative

On May 5, 2023, the Company entered into a securities purchase agreement (the “May 2023 SPA”) with an institutional investor (the “Holder”). Pursuant to the May 2023 SPA, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Investor Note”). The Investor Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 110% of all unpaid principal under the Investor Note and guaranteed interest of 10% are due and payable at the closing of the PIPE financing.

VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”), guaranteed the Company’s obligations under the May 2023 SPA, the Investor Note and the other transaction documents (the “May 2023 Financing Documents”) pursuant to a Subsidiary Guaranty dated May 5, 2023. The Company’s, VSee’s and iDoc’s obligations to the Holder under the May 2023 Financing Documents are subordinated to the Company’s, VSee’s and iDoc’s obligations to its existing bridge lender.

In connection with the May 2023 SPA, the Company issued to the Holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s Common Stock at an exercise price of $11.50 per share (the “Investor Note Warrants”), and (ii) 7,000 shares of the Company’s Common Stock as commitment shares (the “May 2023 Commitment Shares”). The Company also entered into a Registration Rights Agreement with the Holder, dated May 5, 2023 (the “ May 2023 RRA”), which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Investor Note Warrants and the May 2023 Commitment Shares, subject to the terms thereof.

The Company reviewed the Investor Note Warrants and May 2023 Commitment Shares issued in connection with the May 2023 SPA under ASC 815 and concluded that the Investor Note Warrants are not in scope of ASC 480 and are not subject to the Derivative guidance

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

under ASC 815. The Investor Note Warrants and the May 2023 Commitment Shares should be recorded as equity. As such the Principal value of the Investor Note was allocated using the relative fair value basis of all three instruments. As the Investor Note Warrants were issued with various instruments the purchase price needs to be allocated using the relative fair value method (i.e., warrant at its fair value and the common stock at its fair value the Promissory note at its principal value allocated using the relative fair value of the proceeds received an applied proportionally to the equity classified stock, warrants and Promissory Note).

The Company reviewed the contingent early repayment option granted in the Investor Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Investor Note proceeds between the Investor Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at issuance was $71,755 and the residual value of $228,245 was allocated to the principal balance of the note (see Note 9. Fair Value Measurements for additional disclosure on the derivative).

DHAC as a result received cash proceeds of $240,000 net of $10,000 of direct cost attributable to the financing. The warrants and shares issued to the Holder were analyzed under ASC 815 and noted there were no elements that would preclude equity treatment. As such the Company recorded the fair value of the Investor Note Warrants of $2,461, net of $82 of offering cost allocated based on the relative value basis and May 2023 Commitment Shares of $76,102, net of $2,542 of offering cost allocated based on the relative value basis. As a result, of the bifurcated derivative discussed above, the offering cost allocated to the debt, and the value of the shares and warrants granted, the Company recorded amortizable debt discount of $175,472 consisting of $56,993 in financing cost allocated to the Investor Note, $40,130 the issuance date fair value of the Investor Note Warrants, $78,349 the fair value of the May 2023 Commitment Shares and $50,000 originally issued discount.

As of June 30, 2023, the Investor Note net of unamortized debt discount was $131,431. The Company recognized $26,808 of amortized debt discount and $4,597 in accrued interest for a total Investor Note interest expense of $31,405. In connection with the May 2023 SPA, the Company entered into the May 2023 RRA with the Holder, dated May 5, 2023, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Investor Note Warrants and the May 2023 Commitment Shares.

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

JUNE 30, 2023

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Shares

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. On October 6, 2022 in connection with the Bridge Purchase Agreement 30,000 shares were issued to the Bridge Financing investor. In February 2023, 20,000 shares were issued to an additional stockholder. On May 5, 2023 in connection with the May 2023 SPA, 7,000 shares were issued to the investor. As of June 30, 2023 and December 31, 2022, there were 3,489,000 and 3,462,000, respectively, common shares issued and outstanding, excluding 694,123, respectively, shares subject to redemption which were classified outside of permanent equity on the consolidated balance sheets. The holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the initial stockholders, insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the insider shares and any shares acquired in this offering or following this offering in the open market, in favor of the proposed business combination.

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

JUNE 30, 2023

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

NOTE 8. WARRANTS

Initial Public Offering Warrants

There are 12,057,000 warrants issued and outstanding as of June 30, 2023 and December 31, 2022 issued in connection with the Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Investor Note Warrants

On May 5, 2023, the Company issued 26,086 warrants pursuant to the Investor Note SPA. The purchase right represented by the Investor Note Warrants shall terminate on the date five years from the date of issuance (the “Expiration Date”). The exercise price at which the Investor Note Warrants may be exercised shall be $11.50 per share of Common Stock. If at any time after the date of issuance of the Investor Note Warrants there is no effective registration statement available for the resale of shares of Common Stock held by the holder, the Investor Note Warrants may be exercised by cashless exercise. In lieu of any fractional share to which the holder would otherwise be entitled, the Company shall make a cash payment equal to the exercise price multiplied by such fraction. Except as provided in the Investor Note Warrant, the Investor Note Warrant does not entitle its holder to any rights of a stockholder of the Company.

During the term the May 2023 Warrants are exercisable, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of the May 2023 Warrant and, from time to time, will take all steps necessary to amend its Certificate of Incorporation to provide sufficient reserves of shares of Common Stock issuable upon exercise of the Investor Note Warrants. All shares that may be issued upon the exercise of rights represented by the Investor Note Warrants and payment of the exercise price will be free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously or otherwise specified in the Investor Note Warrants). Prior to the Expiration Date, the exercise price and the number of shares of Common Stock purchasable upon the exercise of the Investor Note Warrants are subject to adjustment from time to time upon the occurrence of any of the following events:

(a) In the event that the Company shall at any time after the date of issuance of the Investor Note Warrants (i) declare a dividend on Common Stock in shares or other securities of the Company, (ii) split or subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares, or (iv) issue by reclassification of its Common Stock any shares or other securities of the Company, then, in each such event, the exercise price in effect at the time shall be adjusted so that the holder shall be entitled to receive the kind and number of such shares or other securities of the Company which the holder would have owned or have been entitled to receive after the happening of any of the events described above had such Investor Note Warrant been exercised immediately prior to the happening of such event (or any record date with respect thereto).

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(b) No adjustment in the number of shares of Common Stock receivable upon exercise of the Investor Note Warrants shall be required unless such adjustment would require an increase or decrease of at least 0.1% in the aggregate number of shares of Common Stock purchasable upon exercise of all Investor Note Warrants; provided that any adjustments which are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

(c) If at any time, as a result of an adjustment, the holder of any Investor Note Warrant thereafter exercised shall become entitled to receive any shares of the Company other than shares of Common Stock, thereafter the number of such other shares so receivable upon exercise of any Investor Note Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock receivable upon execution of the Investor Note Warrant.

(d)Whenever the exercise price payable upon exercise of each Investor Note Warrant is adjusted, the Investor Note Warrant shares shall be adjusted by multiplying the number of shares of Common Stock receivable upon execution of the Investor Note Warrant immediately prior to such adjustment by a fraction, the numerator of which shall be the exercise price in effect immediately prior to such adjustment, and the denominator of which shall be the exercise price as adjusted.

(e) In the event of any capital reorganization of the Company, or of any reclassification of the Common Stock, or in case of the consolidation of the Company with or the merger of the Company with or into any other corporation or of the sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, each Investor Note Warrant shall, after such capital reorganization, reclassification of Common Stock, consolidation, merger or sale, and in lieu of being exercisable for shares of Common Stock of the Company, be exercisable, upon the terms and conditions specified in the Investor Note Warrant, for the number of shares of stock or other securities or assets to which holder of the number of shares of Common Stock purchasable upon exercisable of such Investor Note Warrant immediately prior to such capital organization, reclassification of Common Stock, consolidation, merger or sale would have been entitled upon such capital organization, reclassification of Common Stock, consolidation, merger or sale. The Company shall not effect any such consolidation, merger or sale, unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets or the appropriate corporation or entity shall assume, by written instrument, the obligation to deliver to holder of each Investor Note Warrant the shares of stock, securities or assets to which, in accordance with the foregoing provisions, such holder may be entitled and all other obligations of the Company under the Investor Note Warrant.

(f) If the Company in any manner issues or sells or enters into any agreement to issue or sell, any Common Stock, options or convertible securities (any such securities, “Variable Price Securities”) after the issuance of the Investor Note Warrants that are issuable pursuant to such agreement or convertible into or exchangeable or exercisable for shares of Common Stock at a price which varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to a fixed price, but exclusive of such formulations reflecting customary anti-dilution provisions (such as share splits, share combinations, share dividends and similar transactions) (each of the formulations for such variable price being herein referred to as, the “Variable Price”), the Company shall provide notice thereof to the holder on the date of such agreement and the issuance of such convertible securities or options. From and after the date the Company enters into such agreement or issues any such Variable Price Securities, the holder shall have the right, but not the obligation, in its sole discretion to substitute the Variable Price for the exercise price upon exercise of the Investor Note Warrant by designating in the exercise form delivered upon any exercise of the Investor Note Warrant that solely for purposes of such exercise the holder is relying on the Variable Price rather than the exercise price then in effect.

(g) In case any event shall occur as to which the other provisions above are not strictly applicable or the failure to make any adjustment would result in an unfair enlargement or dilution of the purchase rights represented by the Investor Note Warrants in accordance with the essential intent and principles hereof, then, in each such case, the independent auditors of the Company shall give an opinion as to the adjustment, if any, on a basis consistent with the essential intent and principles above, necessary to preserve, without enlargement or dilution, the purchase rights presented by the Investor Note Warrants. Upon receipt of such opinion, the Company shall promptly make the adjustment described therein.

The Investor Note Warrants are governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflicts of law. The Company and the holders of the Investor Note Warrants consent to the exclusive jurisdiction of the federal courts of the United States sitting in Delaware.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On June 30, 2023, assets held in the Trust Account were comprised of $8,015,230 in money market funds. During the three and six months ended June 30, 2023, the Company did withdrew an amount of $59,586 from the Trust Account to pay tax obligations.

On December 31, 2022, assets held in the Trust Account were comprised of $7,527,369 in money market funds. During the year ended December 31, 2022, the Company withdrew $110,472,254 as a result of an aggregate of 10,805,877 shares of common stock redeemed on October 20, 2022 and the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis on June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of securities held in the Trust on June 30, 2023 and December 31, 2022 are as follows:

			Fair
	Trading Securities	Level	Value
June 30, 2023	Money Market Funds	1	$8,015,230

			Fair
	Trading Securities	Level	Value
December 31, 2022	Money Market Funds	1	$7,527,369

The following table presents fair value information as of June 30, 2023 and December 31, 2022 of the Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
PIPE Forward Contract	$700,506	$—	$—	$700,506
Investor Note – Bifurcated Derivative	$27,601	$—	$—	$27,601
Bridge Note – Bifurcated Derivative	$212,609	$—	$—	$212,609

December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
PIPE Forward Contract	$170,666	$—	$—	$170,666
Bridge Note – Bifurcated Derivative	$364,711	$—	$—	$364,711

The following table presents the changes in the fair value of financial liabilities:

PIPE	Bridge Note	Investor Note

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

	Forward	– Bifurcated	– Bifurcated
	Contract	Derivative	Derivative
Fair value as of December 31, 2022	$170,666	$364,711	$—
Change in valuation inputs or other assumptions	1,163,950	(34,758)	—
Fair value as of March 31, 2023	$1,334,616	$329,953	$—
Initial value of Investor Note – Bifurcated Derivative May 5, 2023	—	—	24,502
Change in valuation inputs or other assumptions	(635,110)	(117,344)	3,099
Fair value as of June 30, 2023	$700,506	$212,609	$24,601

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

The Bridge Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of June 30, 2023 and December 31, 2022 due to the use of unobservable inputs. The key inputs into the Monte Carlo simulation model for the Bridge Note Bifurcated Derivative were as follows at June 30, 2023 and December 31, 2022:

	December 31, 2022	June 30, 2023
CCC bond rates	15.09%	13.04%
Probability of early termination/repayment -business combination not completed	5%	5%
Probability of early termination/repayment -business combination completed, or PIPE completed	95%	95%
Probability of completing a business combination by June 30, 2023	50%	—%
Probability of completing a business combination by July 31, 2023	50%	—%
Probability of completing a business combination by August 30, 2023	—%	25%
Probability of completing a business combination by September 30, 2023	—%	75%

Investor Note Bifurcated Derivative

The Company established the initial fair value for the Investor Note Bifurcated Derivative as of May 5, 2023, which was the date the Investor Note was executed. On June 30, 2023 the fair value was remeasured. As such, the Company used a Discounted Cash Flow model (“DCF”) that fair values the early termination/repayment features of the debt. The DCF was used to value the Investor Note Bifurcated Derivative for the initial periods and subsequent measurement periods.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Investor Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of May 5, 2023 and June 30, 2023 due to the use of unobservable inputs. The key inputs into the DCF model for the Investor Note Bifurcated Derivative were as follows at May 5, 2023, initial value and at June 30, 2023:

	May 5, 2023	June 30, 2023
Risk-free interest rate	5.12%	5.47%
Expected term (years)	0.38	0.23
Probability of completing a business combination by August 30, 2023	25%	25%
Probability of completing a business combination by September 30, 2023	75%	75%

PIPE Forward Contract

The Company established the initial fair value for the PIPE Forward Contract as of October 6, 2022, which was the date of the PIPE Securities Purchase Agreement was executed. On December 31, 2022 the fair value was remeasured. As such, the Company utilizing a PWERM. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes to value the PIPE Forward Contract for the initial periods and subsequent measurement periods.

The PIPE Forward Contract was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of June 30, 2023 and December 31, 2022 due to the use of unobservable inputs. The key inputs into the PWERM for the PIPE Forward Contract were as follows at October 6, 2022, initial value and at June 30, 2023 and December 31, 2022:

	December 31, 2022	June 30, 2023
Risk-free interest rate	4.76%	5.43%
Expected term (years)	0.37	0.23
Probability of completing a business combination	95%	75%

The change in the fair value of the Level 3 financial liabilities for the period from contract inception through December 31, 2022 is summarized as follows:

	PIPE	Bridge Note
	Forward	Bifurcated
	Contract	Derivative
Fair value at December 31, 2022	$170,666	$364,711
Change in fair value	529,840	(152,103)
Fair value at June 30, 2023	$700,506	$212,609

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels at June 30, 2023 and December 31, 2022, respectively.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As previously disclosed in its Current Report on Form 8-K filed on April 12, 2023, the Company and each of the PIPE Investors entered into amendments to the PIPE SPA to, among other things, add a closing condition providing that the closing date of the business combination shall occur on or prior to July 10, 2023 (the “Outside Date Closing Condition”). On July 11, 2023, each of the PIPE Investors provided notice to the Company that since the Outside Date Closing Condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing.

On August 1, 2023, the Company issued a press release announcing that on July 31, 2023, the Company extended the date by which the Company has to consummate a business combination from August 8, 2023 to November 8, 2023. The extension is the third of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

On August 17, 2023, the Company issued an amended and restated promissory note to SCS Capital Partners LLC in the aggregate principal amount of $565,000 (the “Promissory Note”), which amended and restated the promissory note issued by the Company to SCS Capital Partners LLC in February 2023. The Promissory Note bears no interest and is due and payable at the closing of the business combination.

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

Results of Operations

Our entire activity since inception up to June 30, 2023, was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $263,550 which consisted of change in fair value of PIPE forward contract derivative $634,110, income from our investments held in the trust account of $122,167 change in fair value of Bridge note embedded derivative of $117,345, and change in fair value of Investor Note embedded derivative of $3,099, partially offset by $442,429 in general and administrative expenses, interest expense related to Bridge promissory note of $133,139 and interest expense related to Investor Note of $31,405.

For the six months ended June 30, 2023, we had a net loss of $1,631,092 which consisted of $1,150,021 in general and administrative expenses, change in fair value of PIPE forward contract derivative $529,840, interest expense related to Bridge promissory note of $266,277 and interest expense related to the Investor Note of $31,405, partially offset by income from our investments held in the trust account of $197,447, change in fair value of Bridge note embedded derivative of $152,103 and change in fair value of the Investor Note embedded derivative of $3,099.

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

Liquidity and Capital Resources

As of June 30, 2023, we had $30,861 in cash and no cash equivalents.

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

In February 2023, SCS Capital Partners LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The promissory note was non-interest bearing and shall be used to pay for general operating expenses. On August 17, 2023, the promissory note was amended and restated to allow for an additional $315,000.

On May 5, 2023, the Company issued a promissory note to SCS Capital Partners LLC in the aggregate principal amount of $200,000 (the “SCS Note”). The SCS Note bears interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 100% of all unpaid principal under the SCS Note and any accrued but unpaid interest are due and payable at the closing of the PIPE financing.

On May 5, 2023, the Company entered into a securities purchase agreement (the “May 2023 SPA”) with an institutional investor (the “Holder”). Pursuant to the May 2023 SPA, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Investor Note”). The Investor Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 110% of all unpaid principal under the Investor Note and guaranteed interest of 10% are due and payable at the closing of the PIPE financing.

For the six months ended June 30, 2023, cash used in operating activities was $590,723. Net loss of $1,631,092 was primarily comprised of change in fair value of Bridge note bifurcated derivative of $152,102, change in fair value of Investor Note bifurcated derivative of $3,099, change in fair value of PIPE forward contract derivative of $529,840, and interest earned on investments held in Trust Account of $197,447. Changes in operating assets and liabilities provided $856,980 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $568,887. Net loss of $1,186,819 was primarily comprised of interest earned on investments held in Trust Account of $78,522. Changes in operating assets and liabilities provided $696,454 of cash for operating activities.

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

As of June 30, 2023, the Company had a cash balance of $30,861 and a working capital deficiency of $4,761,969 net of $215,928 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of June 30, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $60,000 and $60,000 for the six months ended June 30, 2023 and 2022, respectively.

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

As previously disclosed in its Current Report on Form 8-K filed on April 12, 2023, the Company and each of the PIPE Investors entered into amendments to the PIPE SPA to, among other things, add a closing condition providing that the closing date of the business combination shall occur on or prior to July 10, 2023 (the “Outside Date Closing Condition”). On July 11, 2023, each of the PIPE Investors provided notice to the Company that since the Outside Date Closing Condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing.

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

May 2023 Securities Purchase Agreement

On May 5, 2023, the Company entered into a securities purchase agreement (the “May 2023 SPA”) with an institutional investor (the “Holder”). Pursuant to the May 2023 SPA, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Investor Note”). The Investor Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 110% of all unpaid principal under the Investor Note and guaranteed interest of 10% are due and payable at the closing of the PIPE financing.

VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”), guaranteed the Company’s obligations under the May 2023 SPA, the Investor Note and the other transaction documents (the “May 2023 Financing Documents”) pursuant to a Subsidiary Guaranty dated May 5, 2023. The Company’s, VSee’s and iDoc’s obligations to the Holder under the May 2023 Financing Documents are subordinated to the Company’s, VSee’s and iDoc’s obligations to its existing bridge lender.

In connection with the May 2023 SPA, the Company issued to the Holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s Common Stock at an exercise price of $11.50 per share (the “Investor Note Warrants”), and (ii) 7,000 shares of the Company’s Common Stock as commitment shares (the “May 2023 Commitment Shares”). The Company also entered into a Registration Rights Agreement with the Holder, dated May 5, 2023 (the “ May 2023 RRA”), which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Investor Note Warrants and the May 2023 Commitment Shares, subject to the terms thereof.

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

Net Income (Loss) per common stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stocks share pro rata in the loss of the Company. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per common stock as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K as filed with the SEC on April 12, 2023, File No. 001-41015. As of the date of this Report, there have been no material changes to the risk factors disclosed in said Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Offerings

Unregistered Sales

Except as disclosed below, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On May 5, 2023, in connection with a 16.67% original issue discount promissory note issued to an institutional investor (“Holder”), the Company issued the Holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s Common Stock at an exercise price of $11.50 per share, and (ii) 7,000 shares of the Company’s Common Stock as commitment shares.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or i ncorporated by reference into, this Quarterly Report on Form 10-Q.

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
10.1

First Amendment to Backstop Agreement, dated April 11, 2023, by and between Digital Health Acquisition Corp., and Digital Health Sponsor LLC (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 12, 2023).

10.2

Form of Amendment No. 1 to Amended and Restated Securities Purchase Agreement, dated as of April 11, 2023, by and between Digital Health Acquisition Corp. and certain PIPE investors named therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 12, 2023).

10.3

Form of Securities Purchase Agreement, dated as of May 5, 2023, by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 8, 2023).

10.4	Promissory Note, dated as of May 5, 2023 issued to the investor named therein (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on May 8, 2023).
10.5	Warrant, dated as of May 5, 2023 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on May 8, 2023).
10.6

Registration Rights Agreement, dated as of May 5, 2023, by and among Digital Health Acquisition Corp. and the Holder (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on May 8, 2023).

10.7

Subsidiary Guaranty, dated as of May 5, 2023 by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc., the subsidiaries named therein and the investor named therein (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on May 8, 2023).

10.8	Promissory Note, dated as of May 5, 2023 issued to SCS Capital partners LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on May 8, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL HEALTH ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Daniel Sullivan
	Name:	Daniel Sullivan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)