Form 10-Q
period 2023-09-30
DIGITAL HEALTH ACQUISITION CORP.
filed 2023-11-20
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 20, 2023, 3,583,966 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DIGITAL HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$507	$106,998
Prepaid expenses	17,500	—
Total current assets	18,007	106,998
Investments held in Trust Account	8,119,642	7,527,369
Total Assets	$8,137,649	$7,634,367

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,630,100	$1,886,312
Income taxes payable	187,225	187,225
Advances from related parties	138,937	43,900
Bridge Note, net of discount	692,216	292,800
Promissory note - related party	926,500	350,000
Investor Note, net of discount	182,799	—
Bridge Note- Bifurcated Derivative	241,447	364,711
Investor Note- Bifurcated Derivative	22,805	—
PIPE Forward Contract Derivative	—	170,666
Total current liabilities	5,022,029	3,295,614

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	9,392,029	7,665,614

Commitments
Common stock subject to possible redemption, 0.0001 par value; 694,123 shares issued and outstanding at redemption value of $11.37 and $10.65 per share as of September 30, 2023 and December 31, 2022, respectively	7,894,214	7,395,349

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,489,000 and 3,462,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (excluding 694,123 shares subject to possible redemption as of September 30, 2023 and December 31, 2022)	350	347
Additional paid-in capital	622,642	292,973
Accumulated deficit	(9,771,586)	(7,719,916)
Total Stockholders’ Deficit	(9,148,594)	(7,426,596)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$8,137,649	$7,634,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022

Formation and operational costs	$518,084	$1,129,361	$1,668,105	$2,394,702
Loss from operations	(518,084)	(1,129,361)	(1,668,105)	(2,394,702)

Other (expense) income:
Interest expense- Bridge Note	(133,139)	—	(399,415)	—
Interest expense- Investor Note	(51,368)	—	(82,773)	—
Change in fair value of Bridge Note- Bifurcated Derivative	(28,838)	—	123,265	—
Change in fair value of Investor Note- Bifurcated Derivative	4,796	—	1,697	—
Change in fair value of PIPE Forward Contract Derivative	700,506	—	170,666	—
Interest earned on investment held in Trust Account	104,413	391,628	301,860	470,150
Total other (expense) income	596,371	391,628	115,300	470,150

Income (loss) before provision for income taxes	78,287	(737,733)	(1,552,805)	(1,924,552)
Provision for income taxes	—	(83,026)	—	(83,026)
Net income (loss)	$78,287	$(820,759)	$(1,552,805)	$(2,007,578)

Basic and diluted weighted average shares outstanding	4,183,123	14,932,000	4,177,427	14,932,000
Basic and diluted net income (loss) per share	$0.02	$(0.05)	$(0.37)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	3,462,000	$347	$292,973	$(7,719,916)	$(7,426,596)

Issuance of 20,000 shares issued to settle legal claim	20,000	2	214,198	—	214,200

Net loss	—	—	—	(1,894,642)	(1,894,642)

Balance – March 31, 2023 (unaudited)	3,482,000	349	507,171	(9,614,558)	(9,107,038)

Change in value of common stock subject to redemption	—	—	—	(403,953)	(403,953)

Issuance of 7,000 shares and warrants issued with Investor Note, net of offering cost	7,000	1	115,471	—	115,472

Net income	—	—	—	263,550	263,550

Balance – June 30, 2023 (unaudited)	3,489,000	350	622,642	(9,754,961)	(9,131,969)

Change in value of common stock subject to redemption	—	—	—	(94,912)	(94,912)

Net income	—	—	—	78,287	78,287

Balance – September 30, 2023 (unaudited)	3,489,000	$350	$622,642	$(9,771,586)	$(9,148,594)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,432,000	$344	$—	$(3,334,812)	$(3,334,468)

Net loss	—	—	—	(527,360)	(527,360)

Balance – March 31, 2022 (unaudited)	3,432,000	344	—	(3,862,172)	(3,861,828)

Net loss	—	—	—	(659,459)	(659,459)

Balance – June 30, 2022 (unaudited)	3,432,000	344	—	(4,521,631)	(4,521,287)

Change in value of common stock subject to redemption	—	—	—	(244,634)	(244,634)

Net loss	—	—	—	(820,759)	(820,759)

Balance –September 30, 2022 (unaudited)	3,432,000	$344	$—	$(5,587,024)	$(5,586,680)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,552,805)	$(2,007,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(301,859)	(470,150)
Change in fair value of Bridge Note - Bifurcated Derivative	(123,265)	—
Change in fair value of Investor Note - Bifurcated Derivative	(1,697)	—
Change in fair value of PIPE Forward Contract Derivative	(170,666)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(17,500)	397,231
Accounts payable and accrued expenses	957,989	1,282,429
Accrued interest expense - Bridge Note	399,416	—
Accrued interest expense – Investor Note	82,773	—
Advances from related parties	87,037	—
Income taxes payable	—	83,026
Net cash used in operating activities	(640,577)	(715,042)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(350,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	59,586	—
Net cash used in investing activities	(290,414)	—

Cash Flows from Financing Activities:
Advances from related party	8,000	—
Proceeds from promissory note - related party	576,500	—
Proceeds from promissory note	250,000	—
Financing costs paid - promissory note	(10,000)	—
Net cash provided by financing activities	824,500	—

Net Change in Cash	(106,491)	(715,042)
Cash – Beginning of period	106,998	760,012
Cash – End of period	$507	$44,970

Non-cash investing and financing activities:
Common stock issued from legal settlement	$214,200	$—
Financing costs included in Investor Note	$60,000	$—
Warrants issued as financing cost in Investor Note	$40,130	$—
Common stock issued as financing cost in Investor Note	$78,349	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any significant operations. All activity for the period from inception, the date which operations commenced, through September 30, 2023 relates to the Company’s formation, the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

SEPTEMBER 30, 2023

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

The amount in the Trust Account was initially anticipated to be $10.15 per public share. On October 26, 2022, in connection with the approval of the extension, the Sponsor deposited $350,000 into the Trust Account for the first three-month extension, as such the amount in the Trust Account is anticipated to be $10.65 per public share. On February 2, 2023 the Company announced a second extension of the date by which the Company has to consummate a business combination from February 8, 2023 to May 8, 2023. On May 8, 2023 the Company announced a third extension of the date by which the Company has to consummate a business combination from May 8, 2023 to August 8, 2023 (as extended, the “Combination Period”) and deposited $350,000 into the Trust Account for such extension. The May extension is the second of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. On August 1, 2023, the Company issued a press release announcing that on July 31, 2023, the Company extended the date by which the Company has to consummate a business combination from August 8, 2023 to November 8, 2023. The extension is the third of three additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. On November 6, 2023, the Company approved four additional extensions, each by an additional three month, for an aggregate of an additional twelve months up to November 8, 2024.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”.

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

On June 15, 2022, DHAC, entered into a Business Combination agreement, by and among DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., DHAC (together with Merger Sub I, the “Merger Subs”), VSee Lab, Inc., a Delaware corporation (“VSee”) and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”). The Business Combination agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of DHAC, VSee and iDoc on June 15, 2022. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into a Second Amended and Restated Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE financing documents providing for the issuance of the shares and warrants to the PIPE investors. On July 11, 2023, each of the PIPE Investors provided notice to the Company that since a closing condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On September 28, 2023, the Company received a letter (the “Third Letter”) from the staff at The Nasdaq Global Market (“Nasdaq Global”) notifying the Company that the Staff has determined to delist the Company’s securities listed on Nasdaq Global (including the Common Stock, Units and Warrants) (the “Securities”) because it has not regained compliance with the Market Value of Listed Securities (“MVLS”) Standard. The market value of the Company’s listed Securities was below the $50,000,000 minimum MVLS requirement for continued listing on Nasdaq Global under Nasdaq Listing Rule 5450(b)(2)(A) (the “MLVS Rule”) and had not been at least $50,000,000 for the proceeding 30 consecutive trading days. As previously reported by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2023, the Staff initially notified the Company on March 31, 2023 that the minimum MVLS for the Company’s Securities were below the $50,000,000 minimum MVLS requirement for the previous 30 consecutive trading days, and in accordance with the Nasdaq Listing Rules, the Company was provided 180 calendar days, or until September 27, 2023 to regain compliance with the MVLS Rule.

Pursuant to the Third Letter, on October 4, 2023, the Company requested a hearing (the “Hearing”) to appeal this determination and also applied to transfer the listing of its Securities from Nasdaq Global to the Nasdaq Capital Market (“NasdaqCM”). The Hearing is scheduled to be held on November 30, 2023 at 12:00 PM Eastern Time.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

On October 9, 2023, the Company received an additional letter (the “Fourth Letter”) from the staff at Nasdaq Global notifying the Company that its not meeting the 400 total shareholders requirement under the Nasdaq Listing Rule 5450(a)(2) serves as an additional basis for delisting the Company’s Securities from Nasdaq Global. The Company planned to also address the 400 total shareholder requirement at the Hearing.

On October 26, 2023, the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market notified the Company in writing (the “Notice”) that its application to transfer the listing of its Securities to NasdaqCM has been approved. The Notice also stated that the Company’s Securities will be transferred to the NasdaqCM at the opening of business on October 30, 2023. On November 1, 2023, the Company received a letter from the Nasdaq Global Hearings panel that due to the Company’s transfer of its listed Securities to NasdaqCM, the Hearing on November 30, 2023 regarding non-compliance with the Nasdaq Global listing standards has been cancelled.

As of October 30, 2023, the Company’s Securities are listed and traded on The Nasdaq Stock Market on NasdaqCM and will continue to be listed and traded on NasdaqCM.

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

On September 8, 2023, DHAC held a Special Meeting and the stockholders approved the proposal to the amendment of the Company’s amended and restated certificate of incorporation (as amended, the “Charter”) to expand the methods that the Company may employ to not become subject to the “penny stock” rules of the SEC (the “Charter Amendment Proposal”) and the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal. On September 8, 2023, DHAC filed an amendment to its Charter pursuant to the Charter Amendment Proposal. Under the amended Charter, DHAC would be able to consummate the Business Combination even if as a result of the transactions the combined company does not have net tangible assets of at least $5,000,001 upon consummation of such business combination.

On November 6, 2023, DHAC held its 2023 annual stockholders meeting (“2023 Annual Meeting”). At the 2023 Annual Meeting, the stockholders of DHAC approved amendments to DHAC’s Charter to extend the date by which the Company must consummate a Business Combination (as defined in the Charter) up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months (i.e., from November 8, 2023 up to November 8, 2024) or such earlier date as determined by the Company’s board of directors. In connection with the amended Charter, on November 6, 2023, DHAC extended the period of time that it has to consummate its business combination by three months from November 8, 2023 to February 8, 2024.

Furthermore, at the 2023 Annual Meeting, the stockholders of DHAC also approved an amendment to DHAC’s investment management trust agreement (the “Trust Agreement”), dated as of November 3, 2021 and as amended on October 26, 2022, by and between the Company and Continental Stock Transfer & Trust Company, which allows the Company to extend the business combination period from November 8, 2023 to up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months to November 8, 2024.

In connection with the 2023 Annual Meeting and amendments to DHAC’s Charter and Trust Agreement, 579,157 shares of Common Stock were tendered for redemption.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 12, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

As of September 30, 2023, the Company had a cash balance of $507 and a working capital deficiency of $8,154,992. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution on February 8, 2024 raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of September 30, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

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

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, the common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds Allocated to Public Warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,142,603
Less:
Redemptions	(110,472,254)
Common stock subject to possible redemption, December 31, 2022	7,395,349
Plus:
Accretion of carrying value to redemption value	498,865
Common stock subject to possible redemption, September 30, 2023	$7,894,214

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.0% and 11.25% for the three months ended September 30, 2023 and 2022, respectively, the effective tax rate was 0.0% and 4.31% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022 due to the valuation allowance on the deferred tax assets.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the Bridge and Investor Note Warrants because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 12,256,999 common stocks in the aggregate. As of the three and nine months ended September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net income (loss) per of common stock
Numerator:
Allocation of net income (loss), as adjusted	$78,287	$(820,759)	$(1,552,805)	$(2,007,578)
Denominator:
Basic and diluted weighted average shares outstanding, non- redeemable common stock	4,183,123	14,932,000	4,177,427	14,932,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.02	$(0.05)	$(0.37)	$(0.13)

Concentration of Credit Risk

The Company has significant cash balances at a financial institutions which throughout the year did not exceed the federally insured limited of $250,000. There was no risk of loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the current wars on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or closing a business combination, the specific impact is not readily determinable as of the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SEPTEMBER 30, 2023

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

The Company owes the Sponsor $138,937 and $43,900 as of September 30, 2023 and December 31, 2022, respectively.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

On January 18, 2023, SCS Capital Partners LLC, a stockholder who currently holds more than 5% shares in the Company, issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and shall be used to pay for general operating expenses. On August 17, 2023, the Promissory Note was amended and restated to increase the principal amount of the note to $565,000.

On May 5, 2023, the Company issued a promissory note to SCS Capital Partners LLC in the aggregate principal amount of $200,000 (the “SCS Note”). The SCS Note bears interest at a rate of 10% per annum and is due and payable on May 5, 2024.

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the three months and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, of which $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2022. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, of which $31,650 and $73,850 are included in accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

SEPTEMBER 30, 2023

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

The Business Combination Agreement

On June 15, 2022, Digital Health Acquisition Corp (“DHAC”) entered into the Business Combination Agreement, with Merger Sub I, Merger Sub II, VSee and iDoc. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE financing documents providing for the issuance of the shares and warrants to the PIPE investor. Pursuant to the terms of the Business Combination Agreement, a business combination by and among DHAC, VSee and iDoc will be effected through the merger of Merger Sub I with and into VSee, with VSee surviving the Merger as a wholly owned subsidiary of DHAC and the merger of Merger Sub II with and into iDoc, with iDoc surviving the Merger as a wholly owned subsidiary of DHAC. The Board of Directors of DHAC (the “Board”) has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s stockholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders and (v) the delivery of applicable closing deliverables.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company reviewed the PIPE Securities Purchase Agreement’s underlying securities under ASC 480 and ASC 815 and concluded that Series Preferred A Stock includes a contingent redemption that would require temporary equity treatment at issuance and the warrants do not have any elements that would preclude them from equity treatment and therefore are not subject to the Derivative guidance under ASC 815. However under ASC 480-10-55-33 a forward contract that permits the holder to purchase redeemable shares (the Series A Preferred Stock) is a liability pursuant to ASC 480 because (1) the forward contract itself is indexed to an underlying share (i.e., the option’s value varies with the fair value of the share) that embodies the issuer’s obligation to repurchase the share and (2) the issuer has a conditional obligation to transfer assets if the shares are put back. Accordingly, the Company determined the fair value of the PIPE Forward Contract and noted the value at the October 6, 2022, the executed date of agreement was zero. As of September 30, 2023, the value of the PIPE Forward Contract was $3,146,694 (see Note 9. Fair Value Measurements for additional disclosure on the PIPE Forward Contract).

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Bridge Note net of unamortized debt discount was $692,216. The Company recognized $332,749 of amortized debt discount and $66,666 in accrued interest for a total Bridge Note interest expense of $399,415 for the nine months ended September 30, 2023. In connection with the Bridge Purchase Agreement, the Company entered into a Registration Rights Agreement with the Bridge investor, dated October 5, 2022, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Bridge Warrants and the commitment shares.

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

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Investor Note net of unamortized debt discount was $182,799. The Company recognized $70,676 of amortized debt discount and $12,097 in accrued interest for a total Investor Note interest expense of $82,773 for the nine months ended September 30, 2023. In connection with the May 2023 SPA, the Company entered into the May 2023 RRA with the Holder, dated May 5, 2023, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Investor Note Warrants and the May 2023 Commitment Shares.

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

SEPTEMBER 30, 2023

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

On July 11, 2023, each of the PIPE Investors provided notice to the Company that since the Outside Date Closing Condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing as such the Backstop Agreement is terminated as of July 11, 2023.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Shares

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. On October 6, 2022 in connection with the Bridge Purchase Agreement 30,000 shares were issued to the Bridge Financing investor. In February 2023, 20,000 shares were issued to an additional stockholder. On May 5, 2023 in connection with the May 2023 SPA, 7,000 shares were issued to the investor. As of September 30, 2023 and December 31, 2022, there were 3,489,000 and 3,462,000, respectively, common shares issued and outstanding, excluding 694,123, respectively, shares subject to redemption which were classified outside of permanent deficit on the condensed consolidated balance sheets. The holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the initial stockholders, insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the insider shares and any shares acquired in this offering or following this offering in the open market, in favor of the proposed business combination.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 8. WARRANTS

Initial Public Offering Warrants

There are 12,057,000 warrants issued and outstanding as of September 30, 2023 and December 31, 2022 issued in connection with the Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

On September 30, 2023, assets held in the Trust Account were comprised of $8,119,642 in money market funds. During the three and nine months ended September 30, 2023, the Company did withdrew an amount of $59,586 from the Trust Account to pay tax obligations.

On December 31, 2022, assets held in the Trust Account were comprised of $7,527,369 in money market funds. During the year ended December 31, 2022, the Company withdrew $110,472,254 as a result of an aggregate of 10,805,877 shares of common stock redeemed on October 20, 2022 and the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis on September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of securities held in the Trust on September 30, 2023 and December 31, 2022 are as follows:

			Fair
	Trading Securities	Level	Value
September 30, 2023	Money Market Funds	1	$8,119,642

			Fair
	Trading Securities	Level	Value
December 31, 2022	Money Market Funds	1	$7,527,369

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The following table presents fair value information as of September 30, 2023 and December 31, 2022 of the Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Investor Note – Bifurcated Derivative	$22,805	$—	$—	$22,805
Bridge Note – Bifurcated Derivative	$241,447	$—	$—	$241,447

December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
PIPE Forward Contract	$170,666	$—	$—	$170,666
Bridge Note – Bifurcated Derivative	$364,711	$—	$—	$364,711

		Bridge Note	Investor Note
	Forward	– Bifurcated	– Bifurcated
	Contract	Derivative	Derivative
Fair value as of December 31, 2022	$170,666	$364,711	$—
Change in valuation inputs or other assumptions	1,163,950	(34,758)	—
Fair value as of March 31, 2023 (unaudited)	$1,334,616	$329,953	$—
Initial value of Investor Note – Bifurcated Derivative May 5, 2023	—	—	24,502
Change in valuation inputs or other assumptions	(634,110)	(117,344)	3,099
Fair value as of June 30, 2023 (unaudited)	$700,506	$212,609	$27,601
Change in valuation inputs or other assumptions	(700,506)	28,838	(4,796)
Fair value as of September 30, 2023 (unaudited)	$—	$241,447	$22,805

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

The Bridge Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of September 30, 2023 and December 31, 2022 due to the use of unobservable inputs. The key inputs into the Monte Carlo simulation model for the Bridge Note Bifurcated Derivative were as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
CCC bond rates	13.31%	15.09%
Probability of early termination/repayment -business combination not completed	5%	5%
Probability of early termination/repayment -business combination completed, or PIPE completed	80%	95%
Probability of completing a business combination by March 31, 2023	—%	50%
Probability of completing a business combination by June 30, 2023	—%	50%
Probability of completing a business combination by December 31, 2023	80%	—%

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Investor Note Bifurcated Derivative

The Company established the initial fair value for the Investor Note Bifurcated Derivative as of May 5, 2023, which was the date the Investor Note was executed. On September 30, 2023 the fair value was remeasured. As such, the Company used a Discounted Cash Flow model (“DCF”) that fair values the early termination/repayment features of the debt. The DCF was used to value the Investor Note Bifurcated Derivative for the initial periods and subsequent measurement periods.

The Investor Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of May 5, 2023 and September 30, 2023 due to the use of unobservable inputs. The key inputs into the DCF model for the Investor Note Bifurcated Derivative were as follows at May 5, 2023, initial value and at September 30, 2023:

	September 30, 2023	May 5, 2023
Risk-free interest rate	5.53%	5.12%
Expected term (years)	0.25	0.38
Probability of completing a business combination by August 30, 2023	—%	25%
Probability of completing a business combination by September 30, 2023	20%	75%
Probability of completing a business combination by December 31, 2023	80%	—%

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

The PIPE Forward Contract was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of December 31, 2022 due to the use of unobservable inputs. As a result of the termination of the PIPE Forward Contract on July 11, 2023, the PIPE Forward Contract was derecognized. The key inputs into the PWERM for the PIPE Forward Contract were as follows at December 31, 2022:

December 31, 2022
Risk-free interest rate	4.76%
Expected term (years)	0.37
Probability of completing a business combination	95%

The change in the fair value of the Level 3 financial liabilities for the period from contract inception through December 31, 2022 is summarized as follows:

	PIPE	Bridge Note	Investor Note
	Forward	Bifurcated	Bifurcated
	Contract	Derivative	Derivative
Fair value at December 31, 2022	$170,666	$364,711	$—
Initial value of Investor Note – Bifurcated Derivative May 5, 2023	—	—	24,502
Change in fair value	(170,666)	(123,265)	(1,697)
Fair value at September 30, 2023	$—	$241,447	$22,805

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels at September 30, 2023 and December 31, 2022, respectively.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Pursuant to the Third Letter, on October 4, 2023, the Company requested a hearing (the “Hearing”) to appeal this determination and also applied to transfer the listing of its Securities from Nasdaq Global to the Nasdaq Capital Market (“NasdaqCM”). The Hearing is scheduled to be held on November 30, 2023 at 12:00 PM Eastern Time.

On October 9, 2023, the Company received an additional letter (the “Fourth Letter”) from the staff at Nasdaq Global notifying the Company that its not meeting the 400 total shareholders requirement under the Nasdaq Listing Rule 5450(a)(2) serves as an additional basis for delisting the Company’s Securities from Nasdaq Global. The Company planned to also address the 400 total shareholder requirement at the Hearing.

On October 26, 2023, the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market notified the Company in writing (the “Notice”) that its application to transfer the listing of its Securities to NasdaqCM has been approved. The Notice also stated that the Company’s Securities will be transferred to the NasdaqCM at the opening of business on October 30, 2023. On November 1, 2023, the Company received a letter from the Nasdaq Global Hearings panel that due to the Company’s transfer of its listed Securities to NasdaqCM, the Hearing on November 30, 2023 regarding non-compliance with the Nasdaq Global listing standards has been cancelled. The Company’s Securities will continue to be listed and traded on The Nasdaq Stock Market on NasdaqCM.

On November 6, 2023, DHAC held its 2023 annual stockholders meeting (“2023 Annual Meeting”). At the 2023 Annual Meeting, the stockholders of DHAC approved amendments to DHAC’s Charter to extend the date by which the Company must consummate a Business Combination (as defined in the Charter) up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months (i.e., from November 8, 2023 up to November 8, 2024) or such earlier date as determined by the Company’s board of directors. In connection with the amended Charter, on November 6, 2023, DHAC extended the period of time that it has to consummate its business combination by three months from November 8, 2023 to February 8, 2024.

Furthermore, at the 2023 Annual Meeting, the stockholders of DHAC also approved an amendment to DHAC’s investment management trust agreement (the “Trust Agreement”), dated as of November 3, 2021 and as amended on October 26, 2022, by and between the Company and Continental Stock Transfer & Trust Company, which allows the Company to extend the business combination period from November 8, 2023 to up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months to November 8, 2024.

In connection with the 2023 Annual Meeting and amendments to DHAC’s Charter and Trust Agreement, 579,157 shares of common stock were redeemed for approximately $6.8 million paid of trust at $11.73 redemption price per share.

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

Results of Operations

Our entire activity since inception up to September 30, 2023, was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $78,287 which consisted of $518,084 in general and administrative expenses, change in fair value of PIPE forward contract derivative $700,506, interest expense related to Bridge promissory note of $133,138, interest expense related to the Investor Note of $51,368 and change in fair value of Bridge note embedded derivative of $28,838, partially offset by income from our investments held in the trust account of $104,413 and change in fair value of the Investor Note embedded derivative of $4,796.

For the three months ended September 30, 2022, we had a net loss of $820,759 which consisted of $1,129,361 in general and administrative expenses and provision for incomes taxes of $83,026, partially offset by income from our investments held in the trust account of $391,628.

For the nine months ended September 30, 2023, we had a net loss of $1,552,805 which consisted of $1,668,105 in general and administrative expenses, change in fair value of PIPE forward contract derivative $170,666, interest expense related to Bridge promissory note of $399,415, interest expense related to the Investor Note of $82,773 and change in fair value of the Investor Note embedded derivative of $1,697, partially offset by income from our investments held in the trust account of $301,860 and change in fair value of Bridge note embedded derivative of $123,265.

For the nine months ended September 30, 2022, we had a net loss of $2,007,578 which consisted of $2,394,702 in general and administrative expenses and provision for incomes taxes of $83,026, partially offset by income from our investments held in the trust account of $470,150.

Liquidity and Capital Resources

As of September 30, 2023, we had $507 in cash and no cash equivalents.

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

In February 2023, SCS Capital Partners LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The promissory note was non-interest bearing and shall be used to pay for general operating expenses. On August 17, 2023, the promissory note was amended and restated to allow for an additional $315,000, in the aggregate of $565,000.

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

For the nine months ended September 30, 2023, cash used in operating activities was $640,577. Net loss of $1,552,805 was primarily comprised of change in fair value of Bridge note bifurcated derivative of $123,264, change in fair value of Investor Note bifurcated derivative of $1,697, change in fair value of PIPE forward contract derivative of $170,666, and interest earned on investments held in Trust Account of $301,859. Changes in operating assets and liabilities provided $1,509,714 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $715,042. Net loss of $2,007,578 was primarily comprised of interest earned on investments held in Trust Account of $470,150. Changes in operating assets and liabilities provided $1,762,686 of cash for operating activities.

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

As of September 30, 2023, the Company had a cash balance of $507 and a working capital deficiency of $8,154,992 net of $0 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of September 30, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $90,000 and $90,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s stockholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders and (v) the delivery of applicable closing deliverables.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on October 26, 2022).
3.3	Certificate of Amendment dated September 8, 2023 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on September 11, 2023).
3.4	Certificate of Amendment dated November 6, 2023 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 13, 2023).
3.3	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
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

10.8	Promissory Note, dated as of May 5, 2023 issued to SCS Capital partners LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on May 8, 2023).
10.9	Second Amendment to Investment Management Trust Agreement dated November 6, 2023 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 13, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL HEALTH ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Daniel Sullivan
	Name:	Daniel Sullivan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)