Form 10-K
period 2023-12-31
DIGITAL HEALTH ACQUISITION CORP.
filed 2024-04-12
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,750,583.

As of April 12, 2024, there were 3,603,966 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DIGITAL HEALTH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2023

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

Approximately $116,725,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation. During the year ended December 31, 2023, we withdrew $6,796,063 from the Trust Account as a result of an aggregate of 579,157 shares of our common stock redeemed on November 7, 2023.

If we are unable to complete an initial business combination within thirty (30) months from the closing of the Initial Public Offering (as currently extended), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On November 6, 2023, at DHAC’s annual stockholder meeting, the stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to extend the date by which DHAC must consummate a Business Combination up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months from the previously extended term (i.e., from November 8, 2023 up to November 8, 2024) or such earlier date as determined by the DHAC board of directors. In connection with such stockholder vote, an aggregate of 579,157 shares of DHAC’s common stock were redeemed leaving 3,603,966 shares issued and outstanding and entitled to vote as November 7, 2023. Currently, DHAC has until May 8, 2024 to complete the business combination.

Our Company

We are a blank check company recently incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the IPO and search for an initial business combination target. Our efforts to identify a prospective target business are be limited to any particular industry or geographic region, although we intend to focus on transactions with companies and assets which are technology-focused and positioned in the healthcare industry. As of the date of the report, we have not entered into a business combination agreement with any specific business combination target.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and completing the merger with our target acquisition companies. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, the shares of common stock and warrants are currently trading on The Nasdaq Capital Market under the symbols “DHACU,” “DHAC” and “DHACW,” respectively.

Our units began to trade on The Nasdaq Global Market, or Nasdaq on or about November 4, 2021, and the shares of common stock and warrants began separate trading on Nasdaq respectively, on or about December 30, 2021. On October 4, 2023, we applied to transfer the listing of our securities from the Nasdaq Global Market to the Nasdaq Capital Market (“NasdaqCM”). Nasdaq approved the application on October 26, 2023 and our securities began trading on the NasdaqCM on October 30, 2023.

Holders of Record

As of March 5, 2024, there were 3,603,966 of our shares of common stock issued and outstanding held by approximately 15 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In February 2023, DHAC issued 20,000 shares of common stock in a legal settlement.

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

In connection with extensions to the Company’s term, we deposited $350,000 to the Trust Account on each of May 5, 2023 and October 26, 2023. On October 20, 2022 in connection with our stockholders meeting to approve the extension, 10,805,877 shares of our common stock were redeemed leaving 694,123 shares subject to redemption. In connection with the redemption we withdrew $110,472,254 from the Trust Account. On November 6, 2023, in connection with the stockholders meeting to approve the extension, 579,157 shares of DHAC’s common stock were redeemed leaving 114,966 shares subject to redemption.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus related to the Initial Public Offering. For a description of the use of proceeds generated from the Initial Public Offering, see “Item 1 Business.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 21, 2023, the Company and an accredited and institutional investor (the “Quantum Investor”) entered into a securities purchase agreement to provide for the issuance of a 7% original issue discount convertible promissory note (the “Quantum Note”) in the aggregate principal amount of $3,000,000 at the closing of the business combination. The Quantum Investor is a Delaware LLC that is owned 33% by SCS Capital Partners, an entity owned by Lawrence Sands who is a beneficial owner of founder shares and the manager of our Sponsor, 33% by the Bridge Investor (as defined below) and 33% by M2B Funding Corp.

On November 21, 2023, DHAC, VSee, and/or iDoc, as applicable, entered into various securities purchase agreements, certain of which were amended and restated on February 13, 2024 with various lenders of each of DHAC, VSee and iDoc, which include certain affiliates of Sponsor, pursuant to which, among other things, certain indebtedness owed by DHAC, VSee or iDoc will be converted into Series A Preferred Stock of the Company at the closing of the business combination and certain indebtedness owed by iDoc to an affiliate of Sponsor will be assumed by the Company and converted into Company common stock following the closing of the business combination.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K, and risk factors detailed in our filings with the SEC.

Overview

We are incorporated as a blank check company formed under the laws of the State of Delaware on March 30, 2021. DHAC was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our Sponsor is Digital Health Sponsor LLC, a Delaware limited liability company (“Sponsor”). While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on established, technology and healthcare focused businesses that would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

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

After deducting the underwriting discounts, offering expenses, and commissions from the IPO (including the over-allotment option) and the sale of the Private Placement Units, a total of $116,725,000 was deposited into the Trust Account, and the remaining $1,295,000 of the net proceeds were outside of the Trust Account and made available to be used for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the Trust Account may only be used by DHAC upon the consummation of a business combination, except that there can be released to DHAC, from time to time, any interest earned on the funds in the Trust Account that it may need to pay its tax obligations. The remaining interest earned on the funds in the Trust Account will not be released until the earlier of the completion of a business combination and DHAC’s liquidation.

In October 2022 and November 2023, our stockholders approved amendments to our certificate of incorporation, which extended the SPAC term. Under the Amended and Restated Certificate Of Incorporation, if we are unable to complete an initial business combination within thirty (30) months from the closing of the Initial Public Offering (which is May 8, 2024, as currently extended and as may be further extended in accordance with our Amended and Restated Certificate of Incorporation), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with stockholder votes to extend the term of DHAC on October 20, 2022 and November 6, 2023, an aggregate of 11,385,034 shares of DHAC’s common stock were redeemed.

Our Units, Common Stock, and Warrants are currently listed on the Nasdaq Capital Market, under the symbols “DHACU,” “DHAC,” and “DHACW,” respectively.

DHAC’s principal executive offices are located at 980 N Federal Hwy #304, Boca Raton, FL 33432, and its telephone number is (561) 672-7068.

NASDAQ Listing Rules Compliance

On March 31, 2023, DHAC received a letter from the staff (the “Staff”) at The Nasdaq Global Market (“Nasdaq Global”) notifying DHAC that for the 30 consecutive trading days prior to the date of the Letter, DHAC’s securities listed on the Nasdaq Global (including the Common Stock, Units and Warrants) (the “Securities”) had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of DHAC’s Securities on Nasdaq Global. In accordance with Nasdaq listing rule 5810I(3)I, DHAC had 180 calendar days, or until September 27, 2023, to regain compliance.

On May 23, 2023, DHAC received a second letter from the Staff notifying DHAC that for the prior 30 consecutive business days, DHAC’s market value of publicly held shares (“MVPHS”) was below the $15 million required for continued listing on the Nasdaq Global and therefore, DHAC no longer met Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”). In accordance with Nasdaq Listing Rule 5810I(3)(D), DHAC had 180 calendar days, or until November 20, 2023, to regain compliance.

On September 28, 2023, DHAC received a third letter from the Staff notifying DHAC that the Staff had determined to delist DHAC’s Securities because it had not regained compliance with the MVLS standard. Pursuant to the third letter, on October 4, 2023, DHAC requested a hearing (the “Hearing”) to appeal this determination and also applied to transfer the listing of its Securities from Nasdaq Global to the Nasdaq Capital Market (“NasdaqCM”).

On October 9, 2023, DHAC received a fourth letter from the Staff notifying DHAC that its not meeting the 400 total shareholders requirement under the Nasdaq Listing Rule 5450(a)(2) served as an additional basis for delisting DHAC’s Securities from Nasdaq Global.

On October 26, 2023, the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market notified DHAC in writing (the “Notice”) that its application to transfer the listing of its Securities to NasdaqCM had been approved. DHAC’s Securities were transferred to the NasdaqCM at the opening of business on October 30, 2023. On November 1, 2023, DHAC received a letter from the Nasdaq Global Hearing panel that due to DHAC’s transfer of its listed Securities to NasdaqCM, the Hearing on November 30, 2023 regarding non-compliance with the Nasdaq Global listing standards had been cancelled.

As of October 30, 2023, DHAC’s Securities are listed and traded on The Nasdaq Stock Market on NasdaqCM and will continue to be listed and traded on NasdaqCM.

The Business Combination Agreement

On June 15, 2022, DHAC entered into the Original Business Combination Agreement with DHAC Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, Inc., a Delaware corporation (“VSee”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”). On August 9, 2022, the parties to the Original Business Combination Agreement, entered into the First Amended and Restated Business Combination Agreement, pursuant to which the Original Business Combination Agreement was amended and restated in its entirety. The parties to the First Business Combination Agreement entered into the Second Amended and Restated Business Combination Agreement on October 6, 2022, pursuant to which the First Amended and Restated Business Combination Agreement was amended and restated in its entirety, which was subsequently amended by the First Amendment to the Second Amended and Restated Business Combination Agreement dated November 3, 2022. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Third Amended and Restated Business Combination Agreement, which was subsequently amended by the First Amendment to the Third Amended and Restated Business Combination Agreement on February 13, 2024 (as amended, the “Business Combination Agreement”) and concurrently entered into various transactions that provide financing for DHAC, VSee, iDoc and the combined company after the business combination (the “Combined Company,” together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, upon the closing (the “Closing”) of the transactions contemplated in the Business Combination Agreement, Merger Sub I will merge with and into VSee (the “VSee Merger”), with VSee surviving the VSee merger as a wholly owned subsidiary of DHAC, and Merger Sub II will merge with and into iDoc (the “iDoc Merger” and, together with the VSee Merger, the “Mergers”), with iDoc surviving the iDoc Merger as a wholly owned subsidiary of DHAC.. The DHAC Board has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

The Merger Consideration

The Business Combination implies a $53.9 million post-closing equity value and a current combined equity value of VSee and iDoc at $110 million. At the Closing, each of VSee and iDoc will convert each share of VSee and iDoc capital stock (excluding shares of the holders who perfect rights of appraisal under Delaware or Texas law, as the case may be) into the right to receive the applicable merger consideration as further described below. The estimated net cash per share of DHAC Common Stock that is being contributed by DHAC to the Combined Company is less than the $10.00 per share ascribed to such shares in the Business Combination Agreement or the amount per share that holders of DHAC Common Stock would be entitled to receive upon exercise of their redemption rights.

●	VSee Merger Consideration

The aggregate merger consideration that the holders of VSee Class A Common Stock (including the holders of VSee Preferred Stock as converted and holders of VSee Class A Common Stock in connection with the TAD Exchange) as of the Effective Time are entitled to receive in the Business Combination, referred to as the “VSee Class A Consideration,” is an amount equal to (1) $60,500,000, minus (2) an amount equal to the Effective Time Option Grants multiplied by $10.00, minus (3) the aggregate amount of VSee’s transaction expenses. “Effective Time Option Grants” refers to the stock options with an exercise price of $10.00 per share pursuant to the VSee Incentive Plan to the individuals, in the amounts, and on the terms set forth on Exhibit E to the Business Combination Agreement. 100% of the VSee Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the VSee Indemnity Escrow Amount. The “VSee Per Share Class A Consideration” refers to a number of shares of Common Stock equal to (a) (1) the VSee Class A Closing Consideration, divided by (2) the total number of VSee Class A Outstanding Shares, divided by (b) 10. “VSee Class A Outstanding Shares” refers to the total number of shares of VSee Class A Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to VSee Class A Common Stock basis, and including, without limitation or duplication, the number of shares of VSee Class A Common Stock issuable upon conversion of the VSee Preferred Stock and upon closing of the TAD Exchange, which refers to a transaction where This American Doc, Inc. becomes a wholly-owned subsidiary of VSee immediately prior to the consummation of the Business Combination.

●	iDoc Merger Consideration

The aggregate merger consideration that the holders of iDoc Class A Common Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “iDoc Class A Closing Consideration,” is an amount equal to (1) $49,500,000, minus (2) the aggregate amount of iDoc’s transaction expenses. 100% of the iDoc Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the iDoc Indemnity Escrow Amount as described below. The “iDoc Per Share Class A Consideration” refers to a number of shares of Common Stock equal to (a) (1) the iDoc Class A Closing Consideration, divided by (2) the total number of iDoc Class A Outstanding Shares, divided by (b) 10. “iDoc Class A Outstanding Shares” refers to the total number of shares of iDoc Class A Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to iDoc Class A Common Stock basis.

Business Combination Related Financing Transactions

Bridge Financing

On October 5, 2022, DHAC, VSee and iDoc entered into a securities purchase agreement (the “Original Bridge SPA”) with an accredited and institutional investor, who is also an investor in our Sponsor (the “Bridge Investor”), pursuant to which DHAC, VSee and iDoc each issued and sold to such investor promissory notes in the respective principal amount of $888,889 (the “DHAC Bridge Note”), $666,667 (the “VSee Bridge Note”) and $666,667 (the “iDoc Bridge Note”) for an aggregate principal amount of $2,222,222 (the “Bridge Notes”). The Bridge Notes bear guaranteed interest at a rate of 10% per annum and are convertible into shares of DHAC common stock under certain conditions. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants (the “Bridge Warrants”), each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments and (ii) 30,000 shares of DHAC common stock.

On November 21, 2023, DHAC, VSee and iDoc entered into an amendment to the Original Bridge SPA (the “Bridge Amendment”), pursuant to which the Bridge Investor agreed to purchase additional promissory notes (the “Additional Bridge Notes”) in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased at signing of the Bridge Amendment, which will mature on May 21, 2025 and (2) a $55,556 note purchased at a later date mutually agreed upon by DHAC and the Bridge Investor, which is currently expected to be upon the filing of an amendment to DHAC’s Registration Statement on Form S-4 in connection with the Business Combination. The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of DHAC common stock, par value $0.0001 at a fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the DHAC common stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest.

On November 21, 2023, DHAC, VSee and iDoc entered into an exchange agreement (the “Exchange Agreement”) with the Bridge Investor, pursuant to which the amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than $600,000 of the principal amount thereof, and (iii) the iDoc Bridge Note other than $600,000 of the principal amount thereof, will be exchanged at the Closing for a promissory note (the “Exchange Note”) with an aggregate principle value of $2,523,744, which will be guaranteed by each of DHAC, VSee and iDoc. The Exchange Note will bear interest at a rate of 8% per annum and will be convertible into shares of common stock of the Combined Company at a fixed conversion price of $10.00 per share. The conversion price of the

Exchange Note is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of DHAC’s common stock in the 10th trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Exchange Note requires the payment of 110% of the outstanding obligations. If an event of default occurs, the Exchange Note would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations.

In connection with Exchange Agreement, the sponsor of DHAC and certain directors and officers of DHAC will enter into a lock-up agreement in a form under the Exchange Agreement at the Closing, pursuant to which each will agree, from the date of the lock-up agreement until the 180 days after the Closing, subject to certain customary exceptions, to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended with respect to any shares of DHAC common stock or securities convertible, exchangeable or exercisable into, shares of DHAC common stock beneficially owned, held or hereafter acquired by the person signing the lock-up agreement.

Pursuant to the Exchange Agreement and the Conversion SPAs (as defined below) with the Bridge Investor, DHAC will enter into a registration rights agreement at the Closing, pursuant to which it will agree to register (i) the shares of DHAC common stock underlying the Exchange Note; (ii) the shares of DHAC common stock issuable as interest or principal on the Exchange Note; (iii) the applicable Loan Conversion Common Shares; (iv) the shares of DHAC common stock issuable pursuant to any anti-dilution or any remedies provisions of the Exchange Note; and (iv) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event. In addition, in connection with the Original Bridge SPA, DHAC entered into a registration rights agreement (the “Bridge RRA”) with the Bridge Investor, dated October 5, 2022, and as amended further on January 22, 2024, which provides that DHAC will file a registration statement to register the shares of Common Stock underlying the Bridge Notes, the Additional Bridge Notes and the Bridge Warrants and the 30,000 commitment shares.

Quantum Financing

On November 21, 2023, DHAC entered into a convertible note purchase agreement (the “Quantum Purchase Agreement”), pursuant to which an institutional and accredited investor (the “Quantum Investor”) subscribed for and will purchase, and DHAC will issue and sell to the Quantum Investor, at the Closing, a 7% original issue discount convertible promissory note (the “Quantum Note”) in the aggregate principal amount of $3,000,000 (the “Quantum Financing”). The Quantum Note will bear interest at rate of 12% per annum and are convertible into shares of Common Stock of DHAC at (1) a fixed conversion price of $10.00 per share; or (2) 85% of the lowest daily VWAP (as defined in the Quantum Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30th-day anniversary of the Quantum Note issuance date (the “Average Price”) is less than $10.00, to a price equal to the Average Price but in no event less than $2.00. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Note if the Company provides the Quantum Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00. If an event of default occurs, the Quantum Note would bear interest at a rate of 18% per annum. Concurrently with the consummation of the transactions contemplated by the Quantum Purchase Agreement, the Company will enter into a registration rights agreement pursuant to which it will agree to register the shares of DHAC common stock underlying the Quantum Note.

The Quantum Investor is a Delaware LLC that is owned 33% by SCS Capital Partners, an entity owned by Lawrence Sands who is a beneficial owner of founder shares and the manager of our Sponsor, 33% by the Bridge Investor and 33% by M2B Funding Corp.

A.G.P. Financing

DHAC executed a Securities Purchase Agreement with A.G.P./Alliance Global Partners (“A.G.P.”) on November 3, 2022 and as amended on November 21, 2023 (the “A.G.P. Securities Purchase Agreement”) whereby A.G.P. subscribed for and will purchase, and DHAC will issue and sell, at the closing of the Business Combination, 4,370 shares (“A.G.P. Series A Shares”) of Series A Preferred Stock, par value $0.0001 per share, of the Combined Company (the “Series A Preferred Stock”) at a per share price of $1,000 (the “A.G.P. Financing”). A.G.P. will not receive deferred underwriting commissions of $4,370,000 which it has agreed to take as the A.G.P. Series A Shares.

The Series A Preferred Stock is convertible at any time on or after the earlier of (i) 12 months from the date of issuance of the shares of Series A Preferred Stock and (ii) the date on which no shares of Series A Preferred Stock remain outstanding. The initial conversion price of the Series A Preferred Stock of $10.00 is subject to reset to an “Alternate Conversion Price,” which means the lowest of (i) the applicable conversion price as in effect on the applicable conversion date, and (ii) the greater of (x) $10.00 (or (i) $5.00, after the later of (x) 90 days after issuance of the shares of Series A Preferred Stock or (y) the earlier of the date the shares underlying the shares of Series A Preferred Stock are eligible to be resold pursuant to Rule 144 or the date a resale registration statement is declared effective, or (ii) $2.00, after the earlier of (x) the date the VWAP of the Combined Company common stock trades at less than $5.00 for 10 consecutive trading days and (y) the first anniversary of issuance) and (y) 90% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the three (3) trading days with the lowest VWAP of the Common Stock during the ten (10) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by three (3), as appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction.

Loan Conversions

On November 21, 2023, DHAC, VSee, and/or iDoc, as applicable, entered into respective securities purchase agreements on November 21, 2023, certain of which were amended and restated on February 13, 2024 and as may be amended from time to time (the “Conversion SPAs”), with various lenders of each of DHAC, VSee and iDoc, which include the Bridge Investor and entities affiliated with Marc Munro, a significant beneficial owner of the Sponsor, pursuant to which (1) certain indebtedness owed by DHAC will be converted into Series A Preferred Stock at the Closing; (2) certain indebtedness owed by VSee will be converted into Series A Preferred Stock of the Combined Company at the Closing; (3) certain indebtedness owed by iDoc will be converted into Series A Preferred Stock of the Combined Company at the Closing; (4) the $600,000 balance of the VSee Bridge Note not included in the Exchange Note will be assumed by the Combined Company and converted into Combined Company common stock following the Closing; and (5) the $600,000 balance of the iDoc Bridge Note not included in the Exchange Note and certain indebtedness owed by iDoc to Tidewater will be assumed by the Combined Company and converted into Combined Company common stock following the Closing (together with the VSee Bridge Note assumed by the Combined Company, the “Assumed Notes”).

Equity Financing

On November 21, 2023, DHAC entered into an equity line of credit (the “ELOC”) purchase agreement (the “Equity Purchase Agreement”) with an affiliate of the Bridge Investor pursuant to which DHAC may sell and issue to the investor, and the investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Combined Company’s common stock, from time to time over a 36-month period beginning from the sixth (6th) trading day following the Closing, provided that certain conditions are met. DHAC also agreed to file a resale registration statement to register shares of common stock to be purchased under the Equity Purchase Agreement with the SEC within 45 days following the Equity Purchase Effective Day, and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. On the Equity Purchase Effective Day, the Combined Company will issue to the investor, as a commitment fee, a senior unsecured convertible note in a principal amount of $500,000 that is convertible into shares of the Combined Company’s common stock at a fix conversion price of $10.00 per share.

Extension Financing

On May 5, 2023, DHAC entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an unaffiliated institutional investor pursuant to which DHAC issued and sold to such investor a promissory note (the “Extension Note”) in the aggregate principal amount of $250,000. The Extension Note will bear guaranteed interest at a rate of 10% per annum. In connection with the purchase of the Extension Note, DHAC issued the investor (i) 26,086 warrants (the “Extension Warrants”), each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments and (ii) 7,000 commitment shares (the “Extension Shares”) as additional consideration for the purchase of the Extension Note and Extension Warrants. 110% of all unpaid principal under the Extension Note and guaranteed interest of 10% are due and payable at the Closing. The issuance of the Extension Note and related Extension Warrants and Extension Shares pursuant to the Extension Securities Purchase Agreement is hereby referred as “Extension Financing.” In connection with the Extension Financing, DHAC entered into a registration rights agreement (the “Extension RRA”) with the investor, dated May 5, 2023, which provides that DHAC will file a registration statement to register the shares of Common Stock underlying the Extension Warrants and the Extension Shares 30 days after the effective date of the resale registration statement to be filed with respect to the Bridge Financing on the terms set forth therein. The obligations of DHAC under the Extension Note and Extension Securities Purchase Agreement are guaranteed by VSee and iDoc and all such obligations are subordinated to the obligations of DHAC, VSee and iDoc under the Bridge Financing.

Results of Operations

Our entire activity from inception to December 31, 2023, was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $4,413,866 which consisted of $2,593,765 in general and administrative expenses, default interest expense related to Bridge Notes of $1,579,927, interest expense related to Bridge Notes of $429,007, interest expense related to Additional Bridge Notes of $12,642, interest expense related to the M2B Funding Corp. note of $22,958, interest expense related to the Extension Note of $133,748, initial fair value of ELOC of $204,039, change in fair value of Additional Bridge Notes of $2,726, change in fair value of Exchange Note of $97,814, partially offset by change in fair value of the Extension Note embedded derivative of $1,630, income from our investments held in the trust account of $358,767, change in fair value of PIPE forward contract derivative of $170,666, change in fair value of Bridge note embedded derivative of $120,267, change in fair value of ELOC of $319 and initial fair value of Additional Bridge Notes of $11,111.

For the year ended December 31, 2022, we had a net loss of $3,242,501 which consisted of $3,594,967 operational costs, provision for incomes taxes of $187,225, a change in fair value of Bridge Note - Bifurcated Derivative of $86,307, a change in fair value of the PIPE Forward Contract Derivative of $170,666 and interest expenses on the Bridge Notes of $125,980, which is partially offset by income from our investments held in the Trust Account of $922,644.

Liquidity and Capital Resources

As of December 31, 2023, we had $1,863 in cash and no cash equivalents.

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

Following the Initial Public Offering and the Private Placement, a total of $116,725,000 was placed in the Trust Account and we had $9,478 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $6,877,164 in transaction costs, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs. On October 20, 2022 in connection with our stockholders meeting to approve the extension, 10,805,877 shares of our common stock were redeemed leaving 694,123 shares subject to redemption. In connection with the redemption we withdrew $110,472,254 from the Trust Account. On November 6, 2023, in connection with the stockholders meeting to approve the extension, 579,157 shares of DHAC’s common stock were redeemed leaving 114,966 shares subject to redemption.

On October 6, 2022, in connection with the execution of the Second Amended and Restated Business Combination Agreement, DHAC, VSee and iDoc entered into the Bridge SPA, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222. $888,889 of the Bridge Note was allocated to DHAC. The Bridge Notes will be assumed by DHAC in connection with the closing of the Business Combination. The Bridge Notes bear guaranteed interest at a rate of 10% per annum. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments and (ii) 30,000 shares of DHAC common stock as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. DHAC as a result received $738,200 in proceeds for working capital purposes. On October 4, 2023 DHAC defaulted on the Bridge Note and accordingly the default provision were allocated and applied resulting in the triggering of 125% mandatory default penalty, a 10% late fee and default interest from the date of default of 24% and the Company assumed the penalties and interest which were due and payable under the VSee and iDoc portion of the note, resulting in total amount due of $2,523,744. As a result of the default, the Company entered into an Exchange Agreement on November 21, 2023 with the holder and recognized $1,579,927 in default interest.

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

On May 5, 2023, the Company issued a promissory note to SCS Capital Partners LLC in the aggregate principal amount of $200,000 (the “SCS Note”). The SCS Note bears interest at a rate of 10% per annum and is due and payable on May 5, 2024. If the Company’s PIPE financing closes in connection with the closing of its business combination, 100% of all unpaid principal under the SCS Note and any accrued but unpaid interest are due and payable at the closing of the PIPE financing. In connection with the termination of the PIPE financing on July 11, 2023, this note was terminated, and advances were allocated to the amended note for $565,000 on August 17, 2023, as discussed above.

On May 5, 2023, the Company entered into a securities purchase agreement (the “May 2023 SPA”) with an institutional investor (the “Holder”). Pursuant to the May 2023 SPA, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024.

Between April 2023 to October 2023, SCS, LLC, a Sponsor affiliate, advanced an aggregate amount of approximately $153,000 to DHAC.

On October 4, 2023, the Company issued a promissory note in the aggregate principal amount of $165,000 to M2B Funding Corp., an affiliate of the Sponsor for a purchase price of $150,000 and included $5,000 in legal fees. The note original issued discount of $15,000 plus $5,000 of offering cost were recorded as a debt discount and amortized over the term of the note. The note had a maturity date of January 5, 2024. The Company defaulted on the note and amended the note on February 8,2024. As a result of the amendment the Company was to repay the remaining amount due by February 8, 2024. On January 31, 2024 the note was paid in full for a total of $190,750.

On November 21, 2023, DHAC, VSee and iDoc entered into an amendment to the Original Bridge SPA, pursuant to which the Bridge Investor agreed to purchase the Additional Bridge Notes in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased at signing of the Bridge Amendment, which will mature on May 21, 2025 and (2) a $55,556 note purchased at a later date mutually agreed upon by DHAC and the Bridge Investor, which is currently expected to be upon the filing of an amendment to DHAC’s Registration Statement on Form S-4 in connection with the Business Combination. The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of DHAC common stock, par value $0.0001 at a fixed conversion price of $10 per share. The conversion price of the Additional Bridge Notes is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the DHAC common stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of December 31, 2023, $100,000 has been funded.

On November 21, 2023, DHAC, VSee and iDoc entered into the Exchange Agreement with the Bridge Investor, pursuant to which the amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than $600,000 of the principal amount thereof, and (iii) the iDoc Bridge Note other than $600,000 of the principal amount thereof, will be exchanged at the Closing for the “Exchange Note with an aggregate principle value of $2,523,744, which will be guaranteed by each of DHAC, VSee and iDoc. The Exchange Note will bear interest at a rate of 8% per annum and will be convertible into shares of common stock of the Combined Company at a fixed conversion price of $10.00 per share. The conversion price of the Exchange Note is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of DHAC’s common stock in the 10th trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Exchange Note requires the payment of 110% of the outstanding obligations. If an event of default occurs, the Exchange Note would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations.

On November 21, 2023, DHAC entered into the “Quantum Purchase Agreement, pursuant to which the Quantum Investor subscribed for and will purchase, and DHAC will issue and sell to the Quantum Investor, at the Closing, a 7% original issue discount Quantum Note in the aggregate principal amount of $3,000,000. The Quantum Note will bear interest at rate of 12% per annum and are convertible into shares of Common Stock of DHAC at (1) a fixed conversion price of $10.00 per share; or (2) 85% of the lowest daily VWAP (as defined in the Quantum Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30th-day anniversary of the Quantum Note issuance date is less than $10.00, to a price equal to the Average Price but in no event less than $2.00. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Note if the Company provides the Quantum Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00. If an event of default occurs, the Quantum Note would bear interest at a rate of 18% per annum. Concurrently with the consummation of the transactions contemplated by the Quantum Purchase Agreement, the Company will enter into a registration rights agreement pursuant to which it will agree to register the shares of DHAC common stock underlying the Quantum Note.

DHAC executed the A.G.P. Securities Purchase Agreement with A.G.P./Alliance Global Partners (“A.G.P.”) on November 3, 2022 and as amended on November 21, 2023 whereby A.G.P. subscribed for and will purchase, and DHAC will issue and sell, at the closing of the Business Combination, 4,370 shares of Series A Preferred Stock, par value $0.0001 per share, of the Combined Company at a per share price of $1,000. A.G.P. will not receive deferred underwriting commissions of $4,370,000 which it has agreed to take as the A.G.P. Series A Shares.

On November 21, 2023, DHAC, VSee, and/or iDoc, as applicable, entered into respective Conversion SPAs on November 21, 2023, certain of which were amended and restated on February 13, 2024 and as may be amended from time to time, with various lenders of each of DHAC, VSee and iDoc, which include the Bridge Investor and entities affiliated with Marc Munro, a significant beneficial owner of the Sponsor, pursuant to which (1) certain indebtedness owed by DHAC will be converted into Series A Preferred Stock at the Closing; (2) certain indebtedness owed by VSee will be converted into Series A Preferred Stock of the Combined Company at the Closing; (3) certain indebtedness owed by iDoc will be converted into Series A Preferred Stock of the Combined Company at the Closing; (4) the $600,000 balance of the VSee Bridge Note not included in the Exchange Note will be assumed by the Combined Company and converted into Combined Company common stock following the Closing; and (5) the $600,000 balance of the iDoc Bridge Note not included in the Exchange Note and certain indebtedness owed by iDoc to Tidewater will be assumed by the Combined Company and converted into Combined Company common stock following the Closing.

On November 21, 2023, DHAC entered into an equity line of purchase agreement (the “Equity Purchase Agreement”) with an affiliate of the Bridge Investor pursuant to which DHAC may sell and issue to the investor, and the investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Combined Company’s common stock, from time to time over a 36-month period beginning from the sixth (6th) trading day following the Closing, provided that certain conditions are met.

For the year ended December 31, 2023, cash used in operating activities was $1,165,762. Net loss of $4,413,866 was primarily comprised of initial loss on Additional Bridge Note of $11,111, change in fair value of Exchange note of $97,814, change in fair value of Additional Bridge Note of $2,726. change in fair value of Bridge note bifurcated derivative of $120,267, change in fair value of Extension Note bifurcated derivative of $1,630, change in fair value of PIPE forward contract derivative of $170,666, and interest earned on investments held in Trust Account of $358,767. Changes in operating assets and liabilities provided $3,810,005 of cash for operating activities.

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

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account and the net proceeds from the above described financing transactions, to acquire VSee and iDoc and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research, and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

As of December 31, 2023, the Company had a cash balance of $1,863 and a working capital deficiency of $7,982,537 net of $0 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40 Presentation of Financial Statements – Going Concern, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of December 31, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. The most significant accounting estimates were the assumptions used to fair value the PIPE Forward Contract (as defined in financial statement Note 6 - Commitments), the Extension Note Bifurcated Derivative (as explained in financial statement Note 10 – Fair Value Measurements), the Bridge Note Bifurcated Derivative (as defined in financial statement Note 2), the Additional Bridge Note and the Exchange Note. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Common stock subject to possible redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid-in capital or accumulated deficit if additional paid-in capital is zero. Accordingly, at December 31, 2023, 114,966 shares of our common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the Public Warrants, Private Warrants, Bridge Note Warrants and the Extension Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Financial Instruments

The Company evaluates its financial instruments to determine if such instruments should be accounted for as a liability under ASC 480 or if they are derivatives or contain features that qualify as bifurcated derivatives in accordance with ASC 815.

Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the PIPE financing agreement is a derivative instrument, the Bridge Note and the Extension Note’s early redemption provisions are embedded feature that are required to be bifurcated as a derivative. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of debt into its debt and bifurcated derivative components. The Company applies this guidance to allocate the Bridge Note and the Extension Note proceeds between the Bridge Note and the Extension Note, respectively and the respective Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the bifurcated derivative and then to the debt.

The Senior Secured Convertible Promissory Notes (the “Exchange Note” and the “Additional Bridge Note” represent share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Senior Secured Convertible Promissory Note is required to be accounted for as a liability under ASC 480. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings.

Recent Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Scott Wolf	58	Chief Executive Officer, Corporate Secretary, and Chairman
Daniel Sullivan	65	Chief Financial Officer
Kevin Lowdermilk	60	Director
Frank Ciufo	63	Director
George McNellage	63	Director
Scott Metzger	56	Director

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

Each member of the audit committee is financially literate and our board of directors has determined that George McNellage, Kevin Lowdermilk and Frank Cuifo qualify as an “audit committee financial experts,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

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

Clawback Policy

In November 2023, the Board of Directors adopted a clawback policy (the “Clawback Policy”) that may be applied in the event of a material financial restatement. The Clawback Policy is also filed as an exhibit to this Annual Report. The Clawback Policy covers current and former executive officers and includes all incentive compensation. Specifically, in the event of an accounting restatement, the Company must recover, reasonably promptly, any excess incentive compensation during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting is or was based wholly or in part on the attainment of a financial reporting measure. The amount to be recovered will be the excess of the incentive compensation paid based on the erroneous data over the incentive compensation that would have been paid had it been based on the restated results.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 12, 2024 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 12, 2024, we had 3,603,966 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of April 12, 2024.

	Number of
	Shares of DHAC
	Common Stock
	Beneficially
Name and Address of Beneficial Owner	Owned		% of Class
Five Percent Holders of DHAC
Digital Health Sponsor LLC (our sponsor)(1)	3,187,250	(2)	76.60%
SCS Capital Partners, LLC(3)	500,000		13.87%
Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B(4)	200,000		5.55%
Directors and Named Executive Officers of DHAC(5)
Scott Wolf(6)	175,000		4.86%
Daniel Sullivan	75,000		2.08%
Frank Ciufo	8,625		*
George McNellage	8,625		*
Scott Metzger	8,625		*
Kevin Lowdermilk	—		—
All Directors and Executive Officers of DHAC as a Group (6 individuals)	275,875		7.65%

*Less than one percent.

(1)	Our sponsor is the record holder of the shares of common stock reported herein. Our affiliate, Mr. Lawrence Sands, is the manager of our sponsor and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by our sponsor. Mr. Sands disclaims any beneficial ownership of the securities held by Digital Health Sponsor LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of the Sponsor is c/o Digital Health Acquisition Corp., 980 N Federal Hwy #304, Boca Raton, FL 33432.
(2)	Consists of 2,073,250 founder shares, 557,000 shares of DHAC Common Stock underlying the Private Placement Units, and 557,000 warrants for DHAC Common Stock underlying the Private Placement Units at an exercise price of $11.50.
(3)	SCS Capital Partners, LLC is the record holder of the shares of common stock reported herein. Our affiliate, Mr. Lawrence Sands, is the manager and member of SCS Capital Partners, LLC and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by SCS Capital Partners, LLC. The business address of SCS Capital Partners, LLC is c/o Digital Health Acquisition Corp., 980 N Federal Hwy #304, Boca Raton, FL 33432.
(4)	Based on a Schedule 13G filed February 14, 2024, the shares reported represent common stock issuable on the exercise of certain warrants held by Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman Islands exempted company (“Alto”). Alto is a private investment vehicle for which Ayrton Capital LLC, a Delaware limited liability company (“Ayrton”), serves as the investment manager. Waqas Khatri (“Khatri”) serves as the managing member of Ayrton. By virtue of these relationships, each of Alto, Ayrton and Khatri may be deemed to have sole voting and dispositive power with respect to the shares owned directly by Alto. The address of Alto is Suite #7, Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands. The address of each of Ayrton and Khatri is 55 Post Rd West, 2nd Floor, Westport, CT 06880.

(5)	The business address of each of the individuals is c/o Digital Health Acquisition Corp., 980 N Federal Hwy #304, Boca Raton, FL 33432.
(6)	All common stock owned of record by the Scott J. and Kelley H. Wolf Family Trust. Mr. Wolf and his wife, Kelley H. Wolf, are trustees of the Scott J. and Kelley H. Wolf Family Trust and may be deemed to have shared voting and investment discretion with respect to shares of common stock held by the Scott J. and Kelley H. Wolf Family Trust. The address of the Scott J. and Kelley H. Wolf Family Trust is 319 Trenton Way, Menlo Park, CA 94025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On June 7, 2021, Digital Health Sponsor, LLC, our sponsor (“Sponsor”), and certain of our directors, officers and advisors set forth below (the “Initial Stockholders”) purchased 4,312,500 of our common shares (“founder shares”) for an aggregate purchase price of $25,000. On October 26, 2021, our Sponsor and certain of the Initial Stockholders set forth below forfeited an aggregate of 1,437,500 founder shares.

	Initial		Current
Initial Stockholders	Founder Shares	Forfeited Shares	Founder Shares
Digital Health Sponsor LLC(1)(2)(3)	3,044,500	971,250	2,073,250
Scott Wolf	230,000	55,000	175,000
Daniel Sullivan	86,250	11,250	75,000
SCS Capital Partners, LLC(2)	900,000	400,000	500,000
Brent Willis	8,625	—	8,625
Frank Ciufo	8,625	—	8,625
George McNellage	8,625	—	8,625
Scott Metzger	8,625	—	8,625
Andrew Singer	5,750	—	5,750
Lane Ostrow	5,750	—	5,750
Basil Harris	5,750	—	5,750
(1)

Marc Munro, through his ownership of Tidewater Ventures, LLC (“Tidewater”) and Whacky Ventures LLC (“Whacky”) beneficially owns 66.35% of the Sponsor and will beneficially own 344,500 shares of Common Stock held by affiliates of Sponsor, consisting of 292,500 shares of Common Stock and 520 shares of Series A Preferred Stock to be received upon conversion of notes held by such entities controlled by him.

(2)

Lawrence Sands, through his ownership of SCS, LLC and SCS Capital Partners LLC beneficially owns 500,000 founder shares and 33% of the Quantum Investor, and will beneficially own 591,800 shares of Common Stock held by affiliates of Sponsor, consisting of 500,000 founder shares and 918 shares of Series A Preferred Stock to be received upon conversion of notes held by such entities controlled by him.

(3)	The Bridge Investor owns 4.91% of the Sponsor and 33% of the Quantum Investor.

Prior to the initial investment in DHAC of $25,000 by our Initial Stockholders, we had no assets, tangible or intangible. Simultaneously with the consummation of the IPO, DHAC sold 557,000 Private Placement Shares to the Sponsor at $10.00 per unit for a total purchase price of $5,570,000 on a private placement basis simultaneously with the consummation of the IPO. Since the underwriters exercised the overallotment option in full, none of the Founder Shares are subject to forfeiture any longer.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their respective Founder Shares until the earlier to occur of: (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, if the reported last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination.

In connection with the execution of the Original Business Combination Agreement, our Sponsor and each of our Initial Stockholders (collectively, the “DHAC Supporting Stockholders”), DHAC, VSee and iDoc entered into a support agreement, dated as of June 15, 2022 (the “Sponsor Support Agreement”), pursuant to which the Sponsor and each other DHAC Supporting Stockholder has agreed to, among other things (a) vote in favor of the Business Combination Agreement and the transactions contemplated hereby (including the Mergers), (b) not effect any sale or distribution of any equity securities of DHAC held by such stockholders subject to the terms described therein and (c) not to redeem any of the equity securities of DHAC such stockholder owns, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or any of DHAC’s officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to DHAC. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except as described as follows, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On June 7, 2021, our Sponsor agreed to loan DHAC up to $625,000 to be used for a portion of the expenses of the initial public offering. These notes were non-interest bearing and any outstanding balance on these notes were due immediately following our proposed public offering. Such notes were repaid in full on November 12, 2021.

On October 24, 2022, the Sponsor agreed to loan DHAC $350,000 to be used for payment of the fee to extend the termination date of DHAC from November 8, 2022 to February 8, 2023, which loan is non-interest bearing. On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 will be converted into Series A Preferred Shares at the Closing.

In February 2023, SCS Capital Partners LLC, a Sponsor affiliate, issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued a $200,000 loan to DHAC for payment of the term extension fee. The related note bears interest of 10%, matures on May 5, 2024. The proceeds of the note were used to extend the termination date of DHAC from May 8, 2023 to August 8, 2023. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing.

Between April 2023 to October 2023, DHAC became indebted to SCS, LLC, the administer of DHAC, in the aggregate amount of approximately $153,000 for office lease, business operation expenses and secretarial services. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the loans in aggregate amount of $153,000 will be converted into Series A Shares at the Closing.

On October 4, 2023 and as amended on January 22, 2024, DHAC issued an unsecured promissory note in the aggregate principal amount of $165,000 to M2B Funding Corp., an affiliate of the Sponsor, which is owned by Daniel Kordash, and such note was satisfied and paid off on January 31, 2024.

On November 21, 2023, DHAC and VSee entered into a Conversion SPA with Whacky — a Sponsor Affiliate, pursuant to which certain loans incurred by VSee to Whacky in the aggregate amount of $220,000 will be converted into Series A Preferred Shares at the Closing.

On November 21, 2023, DHAC and VSee, entered into a Conversion SPA with the Bridge Investor who is also an investor in our Sponsor, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by VSee to the Bridge Investor in the aggregate amount of $600,000 will be converted into the Combined Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with Mark E. Munro Charitable Remainder Unitrust (“Munro Trust”) — a Sponsor Affiliate, pursuant to which certain loans incurred by iDoc to Munro Trust in the aggregate amount of $300,000 will be converted into Series A Shares at the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with Tidewater — a Sponsor Affiliate, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by iDoc to Tidewater in the aggregate amount of $585,000 will be convertible into the Combined Company’s Common Stock following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with the Bridge Investor who is also an investor in our Sponsor, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by iDoc to the Bridge Investor in the aggregate amount of $600,000 will be converted into the Combined Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

On November 21, 2023, DHAC entered into the Quantum Purchase Agreement, pursuant to which the Quantum Investor subscribed for and will purchase, and DHAC will issue and sell to the Quantum Investor, at the Closing, a 7% original issue discount convertible promissory note in the aggregate principal amount of $3,000,000. See further description under the section titled “Quantum Financing” below.

On November 21, 2023, DHAC entered into the Equity Purchase Agreement with an affiliate of the Bridge Investor pursuant to which DHAC may sell and issue to the investor, and the investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Combined Company’s common stock, from time to time over a 36-month period beginning from the sixth (6th) trading day following the Closing. See further description under the section titled “Equity Financing” below.

Registration Rights

The Initial Stockholders, as holders of our founder shares, as well as our Sponsor, as the holder of our Private Placement Units (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of these securities can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Original Bridge SPA, DHAC entered into a registration rights agreement dated October 5, 2022 and as amended further on January 22, 2024 with the Bridge Investor who is also an investor in our Sponsor (the “Bridge RRA”), which provides that DHAC will file a registration statement to register the shares of Common Stock underlying the (i) Bridge Warrants, (ii) the bridge commitment shares, (iii) the shares of Common Stock issuable pursuant to the Bridge Notes and the Additional Bridge Notes and any anti-dilution or any remedies provisions of the Bridge Note and the Additional Bridge Notes; and (iv) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event no later than 30 calendar days after the Closing of Business Combination.

In connection with the Exchange Agreement, the Combined Company and the Bridge Investor who is also an investor in our Sponsor will enter into a registration rights agreement, which provides that the Combined Company will file a registration statement to register (i) the shares of Common Stock underlying the Exchange Note; (ii) the shares of Common Stock issuable as interest or principal on the Exchange Note; (iii) the shares of Common Stock issuable pursuant to any anti-dilution or any remedies provisions of the Exchange Note; and (iv) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event no later than 30 calendar days after the Closing of Business Combination.

Pursuant to the Equity Purchase Agreement entered between DHAC and the Bridge Investor who is also an investor in our Sponsor, DHAC agreed to file a resale registration statement to register shares of Common Stock to be purchased under the Equity Purchase Agreement with the SEC within 45 days following the sixth (6th) trading day following the Closing of the Business Combination, and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing.

Pursuant to the amended and restated Conversion SPAs executed on February 13, 2024, DHAC agreed to provide registration rights to the Bridge Investor and Tidewater with respect to the shares of Common Stock issuable upon conversion of the notes assumed from VSee and iDoc following the Closing of the Business Combination.

Quantum Financing

On November 21, 2023, DHAC entered into a convertible note purchase agreement (the “Quantum Purchase Agreement”), pursuant to which an institutional and accredited investor (the “Quantum Investor”) subscribed for and will purchase, and DHAC will issue and sell to the Quantum Investor, at the Closing, a 7% original issue discount convertible promissory note (the “Quantum Note”) in the aggregate principal amount of $3,000,000 (the “Quantum Financing”). The Quantum Note will bear interest at rate of 12% per annum and are convertible into shares of Common Stock of DHAC at (1) a fixed conversion price of $10 per share; or (2) 85% of the lowest daily

VWAP (as defined in the Quantum Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30th-day anniversary of the Quantum Note issuance date (the “Average Price”) is less than $10.00, to a price equal to the Average Price but in no event less than $2.00. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Note if the Company provides the Quantum Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00 If an event of default occurs, the Quantum Note would bear interest at a rate of 18% per annum. Concurrently with the consummation of the transactions contemplated by the Quantum Purchase Agreement, the Company will enter into a registration rights agreement pursuant to which it will agree to register the shares of DHAC common stock underlying the Quantum Note.

The Quantum Investor is a Delaware LLC that is owned 33% by SCS Capital Partners, an entity owned by Lawrence Sands who is a beneficial owner of founder shares and the manager of our Sponsor, 33% by the Bridge Investor and 33% by M2B Funding Corp.

Equity Financing

On November 21, 2023, DHAC entered into an equity line of purchase agreement (the “Equity Purchase Agreement”) with an affiliate of the Bridge Investor pursuant to which DHAC may sell and issue to the investor, and the investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Combined Company’s common stock, from time to time over a 36-month period beginning from the sixth (6th) trading day following the Closing, provided that certain conditions are met. DHAC also agreed to file a resale registration statement to register shares of common stock to be purchased under the Equity Purchase Agreement with the SEC within 45 days following the Equity Purchase Effective Day, and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. On the Equity Purchase Effective Day, the Combined Company will issue to the investor, as a commitment fee, a senior unsecured convertible note in a principal amount of $500,000 that is convertible into shares of the Combined Company’s common stock at a fix conversion price of $10.00 per share.

Bridge Financing and Exchange.

In connection with the execution of the Second Business Combination Agreement, DHAC, along with VSee and iDoc, the target companies in our Business Combination, entered into a securities purchase agreement with the Bridge Investor, who is also an investor in our Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). The Bridge Notes bear guaranteed interest at a rate of 10% per annum and are convertible into shares of DHAC common stock under certain conditions described below. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock.

On November 21, 2023, DHAC, VSee and iDoc entered into a letter agreement, pursuant to which the Bridge Investor agreed to purchase additional 10% original issue discount senior secured convertible promissory notes in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased at signing of the Bridge Amendment, which will mature on May 21, 2025 and (2) a $55,556 note purchased at a later date mutually agreed upon by DHAC and the Bridge Investor, which is currently expected to be upon the filing of an amendment to DHAC’s Registration Statement on Form S-4 in connection with the Business Combination (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of DHAC common stock, par value $0.0001 at a fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the DHAC common stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest.

On November 21, 2023, DHAC, VSee and iDoc entered into an exchange agreement (the “Exchange Agreement”) with the Bridge Investor, pursuant to which the amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than $600,000 of the principal amount thereof, and (iii) the iDoc Bridge Note other than $600,000 of the principal amount thereof, will be exchanged at the Closing for a senior secured convertible promissory note issued by DHAC with an aggregate principle value of $2,523,744 (the “Exchange Note”), which will be guaranteed by each of DHAC, VSee and iDoc. The Exchange Note will bear interest at a rate of 8% per annum and will be convertible into shares of common stock of the Combined Company at a fixed conversion price of $10.00 per share. The conversion price of the Exchange Note is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of DHAC’s common stock in the 10th trading dates prior to the measurement date and (y) $2.00.

Administrative Services Agreement

We agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the year ended December 31, 2023, we incurred $120,000, of which $55,000 is included in accrued expenses in the accompanying consolidated balance sheets at December 31, 2023. For the year ended December 31, 2022, we incurred $120,000, of which $10,550 is included in accrued expenses in the accompanying consolidated balance sheets at December 31, 2022.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 – Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the years ended December 31, 2023 and 2022, aggregate fees for our independent registered public accounting firm were approximately $84,200 and $84,200, respectively, for the services Withum performed in connection with quarterly reviews and the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2023 and 2022, we did not pay any audit-related fees to Withum. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. For the years ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(4)	Exhibits

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

2.1

Third Amended and Restated Business Combination Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on November 22, 2023).

2.2

First Amendment to the Third Amended and Restated Business Combination Agreement, dated as of February 13, 2024, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8 K filed by the Registrant on February 13, 2024).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on October 26, 2022).

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Digital Health Acquisition Corp. filed on September 8, 2023 (incorporated by reference to Exhibit 3.1 filed with the Form 8 – K filed by the Registrant on September 11, 2023).

3.5	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on October 28, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
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

10.7

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

Exhibit No.	Description

10.9

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

10.11

Second Amended and Restated Transaction Support Agreement dated October 6, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc. and certain stockholders of VSee and iDoc. (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.12

Third Amended and Restated Transaction Support Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., Milton Chen, Imoigele Aisiku, and certain stockholders of VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 10.1 filed with the Form 8 – K filed by the Registrant on November 21, 2023).

10.13

Support Agreement dated June 15, 2022 by and among Digital Health Sponsor LLC, certain other stockholders of Digital Health Acquisition Corp., Digital Health Acquisition Corp., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 16, 2022).

10.14

Leak-Out Agreement dated August 9, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on August 11, 2022).

10.15

First Amendment to Leak-Out Agreement dated October 6, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.16

Second Amendment to Leak-Out Agreement, dated November 21, 2023, by and between DHAC and certain stockholders of VSee Lab, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.17

Securities Purchase Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., and the Bridge investor named therein (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.18	Promissory Note dated October 5, 2022 issued to the investor named therein (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.21	Warrant dated October 5, 2022 in favor the investor named therein (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.22

Registration Rights Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.23

Lock-Up Agreement in connection with the bridge financing transaction dated October 5, 2022 with investor named therein (incorporated by reference to Exhibit 10.11 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.28

Security Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., and the investor named therein (incorporated by reference to Exhibit 10.29 filed with the Form S-4 filed by the Registrant on November 4, 2022).

10.29

Subsidiary Guaranty Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc., the subsidiaries named therein and the investor named therein (incorporated by reference to Exhibit 10.30 filed with the Form S-4 filed by the Registrant on November 4, 2022).

Exhibit No.	Description

10.30

Securities Purchase Agreement dated November 3, 2022 by and between Digital Health Acquisition Corp. and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 3, 2022).

10.31

First Amendment to Securities Purchase Agreement, dated November 21, 2023, by and between Digital Health Acquisition Corp. and A.G.P. / Alliance Global Partners (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.32

Form of Securities Purchase Agreement, dated as of May 5, 2023, by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 8, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on October 28, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 filed with the Registration Statement on Form 10-K filed by the Registrant on March 29, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy
104	Cover Page Interactive Data File — the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2024	DIGITAL HEALTH ACQUISITION CORP.

	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Wolf	Chief Executive Officer and Chairman	April 12, 2024
Scott Wolf	(Principal Executive Officer) and Secretary

/s/ Daniel Sullivan	Chief Financial Officer	April 12, 2024
Daniel Sullivan	(Principal Financial and Accounting Officer)

/s/ Kevin Lowdermilk	Director	April 12, 2024
Kevin Lowdermilk

/s/ Frank Ciufo	Director	April 12, 2024
Frank Ciufo

/s/ George McNellage	Director	April 12, 2024
George McNellage

/s/ Scott Metzger	Director	April 12, 2024
Scott Metzger

DIGITAL HEALTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Digital Health Acquisition Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Health Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on November 8, 2024, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation, subsequent dissolution and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

April 12, 2024

PCAOB ID Number 100

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,863	$106,998
Total Current Assets	1,863	106,998
Investments held in Trust Account	1,368,637	7,527,369
Total Assets	$1,370,500	$7,634,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,303,836	$1,886,312
Excise tax payable	72,396	—
Income taxes payable	187,225	187,225
Advances from related parties	117,871	43,900
Bridge Note, net of discount	—	292,800
Accrued interest on Exchange Note	23,964	—
Additional Bridge Promissory note, net of discount	102,726	—
Promissory note – M2B	167,958	—
Exchange Note	2,621,558	—
ELOC	203,720	—
Promissory note – related party	926,500	350,000
Extension Note, net of discount	233,774	—
Bridge Note – Bifurcated Derivative	—	364,711
Extension Note - Bifurcated Derivative	22,872	—
PIPE Forward Contract Derivative	—	170,666
Total Current Liabilities	7,984,400	3,295,614

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	12,354,400	7,665,614

Commitments
Common stock, $0.0001 par value, subject to possible redemption; 114,966 and 694,123 shares issued and outstanding at redemption value of $11.15 and $10.65 per share as of December 31, 2023 and 2022, respectively	1,281,957	7,395,349
Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,489,000 and 3,462,000 shares issued and outstanding (excluding 114,966 and 694,123 shares subject to redemption) as of December 31, 2023 and 2022, respectively	350	347
Additional paid-in capital	550,246	292,973
Accumulated deficit	(12,816,453)	(7,719,916)
Total Stockholders’ Deficit	(12,265,857)	(7,426,596)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,370,500	$7,634,367

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
General and administrative expenses	$2,593,765	$3,594,967
Loss from operations	(2,593,765)	(3,594,967)

Other (expense) income:
Default interest expense – Bridge Note	(1,579,927)	—
Interest expense – Bridge Note	(429,007)	(125,980)
Interest expense – Additional Bridge	(12,642)	—
Interest expense – M2B	(22,958)	—
Interest expense - Extension Note	(133,748)	—
Initial fair value of Additional Bridge Note	11,111	—
Initial fair value of ELOC	(204,039)	—
Change in fair value of Additional Bridge Note	(2,726)	—
Change in fair value of Exchange Note	(97,814)	—
Change in fair value of ELOC	319	—
Change in fair value of Bridge Note - Bifurcated Derivative	120,267	(86,307)
Change in fair value of Extension Note - Bifurcated Derivative	1,630	—
Change in fair value of PIPE Forward Contract Derivative	170,666	(170,666)
Interest earned on investments held in Trust Account	358,767	922,644
Total other (expense) income	(1,820,101)	539,691

Loss before provision for income taxes	(4,413,866)	(3,055,276)
Provision for income taxes	—	(187,225)
Net loss	$(4,413,866)	$(3,242,501)

Basic and diluted weighted average common shares outstanding	4,096,353	12,741,219
Basic and diluted net loss per common share	$(1.08)	$(0.25)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	3,432,000	$344	$—	$(3,334,812)	$(3,334,468)
Accretion of common stock subject to redemption value	—	—	—	(1,142,603)	(1,142,603)
Issuance of 30,000 shares issued with Bridge Note, net of offering cost	30,000	3	284,421	—	284,424
Issuance of 173,913 warrants issued with Bridge Note, net of offering cost	—	—	8,552	—	8,552
Net loss	—	—	—	(3,242,501)	(3,242,501)
Balance – December 31, 2022	3,462,000	347	292,973	(7,719,916)	(7,426,596)
Issuance of 20,000 shares issued to settle legal claim	20,000	2	214,198	—	214,200
Issuance of 7,000 shares and warrants issued with Extension Note, net of offering costs	7,000	1	115,471	—	115,472
Excise tax payable attributable to redemption of common stock	—	—	(72,396)	—	(72,396)
Accretion of common stock subject to redemption value	—	—	—	(682,671)	(682,671)
Net loss	—	—	—	(4,413,866)	(4,413,866)
Balance – December 31, 2023	3,489,000	$350	$550,246	$(12,816,453)	$(12,265,857)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(4,413,866)	$(3,242,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(358,767)	(922,644)
Initial loss on and change in fair value of ELOC	203,720	—
Initial gain on fair value of Additional Bridge Note	(11,111)	—
Change in fair value of Exchange Note	97,814	—
Change in fair value of Additional Bridge Note	2,726	—
Change in fair value of Bridge Note – Bifurcated Derivative	(120,267)	86,307
Change in fair value of Extension Note – Bifurcated Derivative	(1,630)	—
Change in fair value of PIPE Forward Contract Derivative	(170,666)	170,666
Changes in operating assets and liabilities:
Prepaid and other current assets	—	457,605
Accounts payable and accrued expenses	1,631,724	1,746,149
Default interest on Bridge Note	1,579,927	—
Accrued interest – Bridge Note	429,006	125,980
Accrued interest – Additional Bridge Note	12,642	—
Accrued interest – M2B Note	22,958	—
Accrued interest – Extension Note	133,748	—
Income taxes payable	—	187,225
Net cash used in operating activities	(962,042)	(1,391,213)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(350,000)	(350,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	71,436	110,472,253
Cash withdrawn from Trust Account in connection with redemption	6,796,063	—
Net cash provided by investing activities	6,517,499	110,122,253

Cash Flows from Financing Activities:
Advances from related party	95,037	—
Repayment of advances from related party	(21,066)	—
Proceeds from Bridge Note	100,000	800,000
Proceeds from M2B Note	145,000	—
Payment of Financing Cost in Bridge Note	—	(61,800)
Proceeds from promissory note – related party	576,500	350,000
Proceeds from promissory note	240,000	—
Redemption of common stock	(6,796,063)	(110,472,254)
Net cash used in financing activities	(5,660,592)	(109,384,054)

Net Change in Cash	(105,135)	(653,014)
Cash – Beginning of year	106,998	760,012
Cash – End of year	$1,863	$106,998

Non-cash investing and financing activities:
Common stock issued for legal settlement	$214,200	$284,424
Financing costs included in Extension Note	$60,000	$—
Warrants issued as financing cost in Extension Note	$40,130	$8,552
Bridge Promissory note, net of discount – settled with Exchange Note	$2,279,300	$—
Bridge Note – Embedded Derivative – settled with Exchange Note	$244,444	$—
Excise tax attributable to redemption of common stock	$72,396	$—
Common stock issued as financing cost in Extension Note	$78,349	$—

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any significant operations. All activity for the period from inception, the date which operations commenced, through December 31, 2023 relates to the Company’s formation, the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3. On October 20, 2022, in connection with the stockholders meeting to approve the extension, 10,805,877 shares of DHAC’s common stock were redeemed leaving 694,123 shares of common stock subject to redemption. On November 6, 2023, in connection with the stockholders meeting to approve the extension, 579,157 shares of DHAC’s common stock were redeemed leaving 114,966 shares of common stock subject to redemption.

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

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust Account is intended as a holding place for funds pending the earliest to occur of either (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 27 months from the closing of the Initial Public Offering (as extended as of December 31, 2023) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 27 months from the closing of the Initial Public Offering (as extended as of December 31, 2023), the Company’s return of the funds held in the Trust Account to the Company’s public stockholders as part of the Company’s redemption of the public shares.

On October 20, 2022, stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to (a) extend the date by which DHAC has to consummate a Business Combination (the “Extension”) for an additional three (3) months, from November 8, 2022 to February 8, 2023, (b) provide DHAC’s board of directors the ability to further extend the date by which DHAC has to consummate a Business Combination up to three (3) additional times for three (3) months each time, for a maximum of nine (9) additional months if the Sponsor pays an amount equal to $350,000 for each three-month extension (the “Extension Fee”),

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

which amount shall be deposited in the trust account of DHAC; provided, that if as of the time of an extension DHAC has filed a Form S-4 registration statement in connection with its initial Business Combination, then no Extension Fee would be required in connection with such extension; provided further that for each three–month extension (if any) following such extension where no deposit into the Trust Account or other payment has been made, an Extension Fee is required, and (c) allow for DHAC to provide redemption rights to DHAC’s public stockholders in accordance with the requirements of the amended and restated certificate of incorporation without complying with the tender offer rules. In connection with such stockholder vote, an aggregate of 10,805,877 shares of DHAC’s common stock were redeemed leaving 4,156,123 shares issued and outstanding and entitled to vote as of October 20, 2022. The Company subsequently extended the date by which the Company has to consummate a Business Combination pursuant to the three additional three – month extensions to November 8, 2023, and deposited an aggregate of $700,000 into the Trust Account as extension fees.

On September 8, 2023, DHAC held a Special Meeting and the stockholders approved an amendment of the Company’s amended and restated certificate of incorporation (as amended from time to time, the “Charter”) to expand the methods that the Company may employ to not become subject to the “penny stock” rules of the U.S. Securities and Exchange Commission (“SEC”). On September 8, 2023, DHAC filed such amendment, which provided that DHAC would be able to consummate the Business Combination even if as a result of the transactions the combined company does not have net tangible assets of at least $5,000,001 upon consummation of such business combination.

On November 6, 2023, DHAC held its 2023 annual stockholders meeting (“2023 Annual Meeting”). At the 2023 Annual Meeting, the stockholders of DHAC approved amendments to DHAC’s Charter to extend the date by which the Company must consummate a Business Combination (as defined in the Charter) up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months (i.e., from November 8, 2023 up to November 8, 2024) or such earlier date as determined by the Company’s board of directors. In connection with the amended Charter, on November 6, 2023, DHAC extended the period of time that it has to consummate its business combination by three months from November 8, 2023 to February 8, 2024. In addition, on February 2, 2024, DHAC further extended the period of time that it has to consummate its business combination by another three months from February 8, 2024 to May 8, 2024.

Furthermore, at the 2023 Annual Meeting, the stockholders of DHAC also approved an amendment to DHAC’s investment management trust agreement (the “Trust Agreement”), dated as of November 3, 2021 and as amended on October 26, 2022, by and between the Company and Continental Stock Transfer & Trust Company, which allows the Company to extend the business combination period from November 8, 2023 to up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months to November 8, 2024 (the “Combination Period”).

In connection with the 2023 Annual Meeting and amendments to DHAC’s Charter and Trust Agreement, 579,157 shares of Common Stock were redeemed.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

The Sponsor, along with certain advisors, officers and directors, has entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares. If the Company have not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

On June 15, 2022, DHAC entered into the original Business Combination Agreement, by and among DHAC, DHAC Merger Sub I, Inc. (“Merger Sub I”), DHAC Merger Sub II, Inc. (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), VSee Lab, Inc., a Delaware corporation (“VSee”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”). On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE financing consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into a Second Amended and Restated Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE financing documents providing for the issuance of the shares and warrants to the PIPE investors. On November 3, 2022, the parties entered into a First Amendment to the Second Amended and Restated Business Combination Agreement to remove a closing condition that DHAC have at least $10 million in cash proceeds from the transactions at closing. On July 11, 2023, each of the PIPE Investors provided notice to the Company that since a closing condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing. Accordingly, the PIPE financing was terminated. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Third Amended and Restated Business Combination Agreement (as amended and restated, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”) to, among other things, provide for the removal of the PIPE financing and the

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

concurrent execution of the Additional Bridge Financing, the Exchange Financing, the Quantum Financing, the Equity Financing and the Loan Conversions, which are described in Note 6 – Commitments. The DHAC Board has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

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

NASDAQ Trading Status

On March 31, 2023, DHAC received a letter from the staff (the “Staff”) at The Nasdaq Global Market (“Nasdaq Global”) notifying DHAC that for the 30 consecutive trading days prior to the date of the Letter, DHAC’s securities listed on the Nasdaq Global (including the Common Stock, Units and Warrants) (the “Securities”) had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of DHAC’s Securities on Nasdaq Global. In accordance with Nasdaq listing rule 5810I(3)I, DHAC had 180 calendar days, or until September 27, 2023, to regain compliance.

On May 23, 2023, DHAC received a second letter from the Staff notifying DHAC that for the prior 30 consecutive business days, DHAC’s market value of publicly held shares (“MVPHS”) was below the $15 million required for continued listing on the Nasdaq Global and therefore, DHAC no longer met Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”). In accordance with Nasdaq Listing Rule 5810I(3)(D), DHAC had 180 calendar days, or until November 20, 2023, to regain compliance.

On September 28, 2023, DHAC received a third letter from the Staff notifying DHAC that the Staff had determined to delist DHAC’s Securities because it had not regained compliance with the MVLS standard. Pursuant to the third letter, on October 4, 2023, DHAC requested a hearing (the “Hearing”) to appeal this determination and also applied to transfer the listing of its Securities from Nasdaq Global to the Nasdaq Capital Market (“NasdaqCM”).

On October 9, 2023, DHAC received a fourth letter from the Staff notifying DHAC that its not meeting the 400 total shareholders requirement under the Nasdaq Listing Rule 5450(a)(2) served as an additional basis for delisting DHAC’s Securities from Nasdaq Global.

On October 26, 2023, the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market notified DHAC in writing (the “Notice”) that its application to transfer the listing of its Securities to NasdaqCM had been approved. DHAC’s Securities were transferred to the NasdaqCM at the opening of business on October 30, 2023. On November 1, 2023, DHAC received a letter from the Nasdaq Global Hearing panel that due to DHAC’s transfer of its listed Securities to NasdaqCM, the Hearing on November 30, 2023 regarding non-compliance with the Nasdaq Global listing standards had been cancelled.

As of October 30, 2023, DHAC’s Securities are listed and traded on The Nasdaq Stock Market on NasdaqCM and will continue to be listed and traded on NasdaqCM.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Liquidity and Going Concern

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the consolidated financial statements were issued.

As of December 31, 2023, the Company had a cash balance of $1,863 and a working capital deficit of $7,982,537. In addition, in connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution on November 8, 2024 raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of December 31, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or file for an extension.

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

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrants were allocated to equity. Offering costs allocated to the common stock issued were initially charged to temporary equity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant accounting estimates were the assumptions used to fair value the PIPE Forward Contract, the Extension Note Bifurcated Derivative, the Bridge Note Bifurcated Derivative, the Additional Bridge Note and the Exchange Note (each term as defined below). Accordingly, the actual results could differ significantly from those estimates.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

At December 31, 2023 and 2022, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

At December 31, 2023 and 2022, the common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,142,603
Less:
Redemptions	(110,472,254)
Common stock subject to possible redemption, December 31, 2022	7,395,349
Plus:
Accretion of carrying value to redemption value	682,671
Less:
Redemptions	(6,796,063)
Common stock subject to possible redemption, December 31, 2023	$1,281,957

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.0% and 6.1% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the years ended December 31, 2023 and 2022 due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the Bridge Notes and the Extension Note because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 12,256,999 shares of common stock in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the years ended December 31,
	2023	2022
	Common Stock	Common Stock
Basic and diluted net loss per of common stock
Numerator:
Allocation of net loss	$(4,413,866)	$(3,242,501)
Denominator:
Basic and diluted weighted average common shares outstanding	4,096,353	12,741,219
Basic and diluted net loss per common share	$(1.08)	$(0.25)

Concentration of Credit Risk

The Company has significant cash balances at a financial institutions which throughout the year regularly exceeded the federally insured limited of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the Public Warrants, Private Warrants, Bridge Warrants and the Extension Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Financial Instruments

The Company evaluates its financial instruments to determine if such instruments should be accounted for as a liability under ASC 480 or if they are derivatives or contain features that qualify as bifurcated derivatives in accordance with ASC 815.

Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the PIPE financing agreement is a derivative instrument, the Bridge Notes and the Extension Note’s early redemption provisions are embedded feature that are required to be bifurcated as a derivative. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of debt into its debt and bifurcated derivative components. The Company applies this guidance to allocate the Bridge Notes and the Extension Note proceeds between the Bridge Notes and the Extension Note, respectively, and the respective bifurcated derivative, using the residual method by allocating the principal first to fair value of the bifurcated derivative and then to the debt.

The Exchange Note and the Additional Bridge Note represent share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Exchange Note and the Additional Bridge Note are required to be accounted for as a liability

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

under ASC 480. As required under ASC 480, the liabilities will be re-measured at fair value at each reporting period with the changes in the fair value of the liabilities recognized in earnings.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company held a meeting on November 6, 2023 to vote on a proposal to amend the Charter to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from November 8, 2023 to February 8, 2024, with additional extensions up to November 8, 2024. In connection with the meeting, 579,157 shares of the Company’s common stock were redeemed with a total redemption payment of $6,462,504. As a result, the Company booked a liability of $72,396 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

NOTE 3. INITIAL PUBLIC OFFERING

In the “Initial Public Offering,” the Company sold 11,500,000 units, which included a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per unit. Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 7). Each warrant will become exercisable 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 557,000 units, at $10.00 per unit for a total purchase price of $5,570,000 in a private placement. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021. The private placement units are identical to the units sold in the Initial Public Offering but are not redeemable. There will be no underwriting fees or commissions with respect to the private placement units. The proceeds from the private placement were added to the proceeds of Initial Public Offering and placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete its initial business combination within 27 months (as extended as of December 31, 2023), the Sponsor will waive any and all rights and claims to any proceeds and interest thereon in respect to the private placement units and the proceeds from the sale of the private placement units will be included in the liquidating distribution to the holders of the Company’s public shares.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Sponsor Note Payable

On June 7, 2021, the Sponsor agreed to loan the Company up to $625,000 to be used for a portion of the expenses of the Initial Public Offering. These notes were non-interest bearing and any outstanding balance on the notes was due immediately following the Company’s Initial Public Offering. There was an amount of $602,720 borrowed under the Notes. The Notes were repaid on November 12, 2021 Borrowings under this note are no longer available.

Advances from Related Party

As of November 8, 2021, the Sponsor paid for $402,936 on expenses on behalf of the Company. The advance was repaid on November 12, 2021.

The Company owes the Sponsor $117,871 and $43,900 as of December 31, 2023 and 2022, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Promissory Note Related Party

On October 24, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $350,000 to the Sponsor. The Company deposited to the trust account all of the loan amount and extended the amount of time it has available to complete a business combination from November 8, 2022 to February 8, 2023. On November 21, 2023, DHAC entered into a Conversion Securities Purchase Agreement (“Conversion SPA”) with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 will be converted into Series A Preferred Shares at the Closing.

On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate and a stockholder who currently holds more than 5% shares in the Company, issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued a $200,000 loan to DHAC for payment of the term extension fee. The related note bears interest of 10%, matures on May 5, 2024. The proceeds of the note were used to extend the liquidation date of DHAC from May 8, 2023 to August 8, 2023. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Promissory Note – M2B

On October 4, 2023, the Company issued a promissory note in the aggregate principal amount of $165,000 to M2B Funding Corp., an affiliate of the Sponsor, for a purchase price of $150,000 and included $5,000 in legal fees (the “M2B Note”). The original issued discount of $15,000 plus $5,000 of offering cost were recorded as a debt discount and amortized over the term of the note. The note had a 10% interest and a maturity date of January 5, 2024. The Company defaulted on the note and amended the note on January 22, 2024. As a result of the amendment, the Company was to repay the remaining amount due by February 8, 2024. On January 31, 2024, the note was paid in full for a total of $190,750.

As of December 31, 2023, the M2B Note net of unamortized debt discount was $167,958. The Company recognized interest expense of $22,958 for the year ended December 31, 2023.

Post-Business Combination Financing Transactions

Bridge Financing

In connection with the execution of the Second Business Combination Agreement, DHAC, along with VSee and iDoc, the target companies in the Business Combination, entered into a securities purchase agreement with the Bridge Investor, who is also an investor in the Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock.

As a result of the default, on November 21, 2023, DHAC, VSee and iDoc entered into an exchange agreement (the “Exchange Agreement”) with the Bridge Investor, pursuant to which the amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than $600,000 of the principal amount thereof, and (iii) the iDoc Bridge Note other than $600,000 of the principal amount thereof, will be exchanged at the Closing for a senior secured convertible promissory note issued by DHAC with an aggregate principle value of $2,523,744 (the “Exchange Note”), which will be guaranteed by each of DHAC, VSee and iDoc. The Exchange Note will bear interest at a rate of 8% per annum and will be convertible into shares of common stock of the Combined Company at a fixed conversion price of $10.00 per share (see Note 6 – Commitments - Bridge Financing and Bifurcated Derivative for further information).

On November 21, 2023, DHAC, VSee and iDoc entered into a letter agreement, pursuant to which the Bridge Investor agreed to purchase additional 10% original issue discount senior secured convertible promissory notes in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased at signing of the Bridge Amendment, which will mature on May 21, 2025 and (2) a $55,556 note purchased at a later date mutually agreed upon by DHAC and the Bridge Investor, which is currently expected to be upon the filing of an amendment to DHAC’s Registration Statement on Form S-4 in connection with the Business Combination (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of DHAC common stock, par value $0.0001 at a fixed conversion price of $10.00 per share (see Note 6 – Commitments - Additional Bridge Financing for further information).

Loan Conversions

On November 21, 2023, DHAC, VSee, and/or iDoc, as applicable, entered into Securities Purchase Agreements (the “Conversion SPAs”) with various lenders of each of DHAC, VSee and iDoc, pursuant to which certain indebtedness owed by DHAC, VSee and iDoc will be converted into Series A Preferred Stock of DHAC at the closing of the Business Combination.

On November 21, 2023, DHAC and VSee entered into a Conversion SPA with Whacky — a Sponsor Affiliate, pursuant to which certain loans incurred by VSee to Whacky in the aggregate amount of $220,000 will be converted into Series A Preferred Shares at the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with Mark E. Munro Charitable Remainder Unitrust (“Munro Trust”) — a Sponsor Affiliate, pursuant to which certain loans incurred by iDoc to Munro Trust in the aggregate amount of $300,000 will be converted into Series A Shares at the Closing.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

On November 21, 2023, DHAC and VSee, entered into a Conversion SPA with the Bridge Investor who is also an investor in the Sponsor, which Conversion SPA was amended and restated on February 13, 2024 (as further described under Note 11 – Subsequent Events), pursuant to which certain loans incurred by VSee to the Bridge Investor in the aggregate amount of $600,000 will be converted into the Combined Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with Tidewater — a Sponsor Affiliate, which Conversion SPA was amended and restated on February 13, 2024 (as further described under Note 11 – Subsequent Events), pursuant to which certain loans incurred by iDoc to Tidewater in the aggregate amount of $585,000 will be convertible into the Combined Company’s Common Stock following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with the Bridge Investor who is also an investor in the Sponsor, which Conversion SPA was amended and restated on February 13, 2024 (as further described under Note 11 – Subsequent Events), pursuant to which certain loans incurred by iDoc to the Bridge Investor in the aggregate amount of $600,000 will be converted into the Combined Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

Quantum Financing Securities Purchase Agreement

On November 21, 2023, DHAC entered into the Quantum Purchase Agreement, pursuant to which the Quantum Investor subscribed for and will purchase, and DHAC will issue and sell to the Quantum Investor, at the Closing, a 7% original issue discount convertible promissory note in the aggregate principal amount of $3,000,000 (see Note 6 – Commitments - Quantum Financing Securities Purchase Agreement for further information).

Equity Financing

On November 21, 2023, DHAC entered into the Equity Purchase Agreement with an affiliate of the Bridge Investor pursuant to which DHAC may sell and issue to the investor, and the investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Combined Company’s common stock, from time to time over a 36-month period beginning from the sixth (6th) trading day following the Closing (see Note 6 – Commitments - Equity Financing for further information).

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the year ended December 31, 2023, the Company incurred $120,000, of which $55,500 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2023. For the year ended December 31, 2022, the Company incurred $120,000, of which $10,550 is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2022.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

NOTE 6. COMMITMENTS

Initial Public Offering Registration and Stockholders’ Rights

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

Underwriters’ Agreement

The Representative is entitled to a deferred underwriting commission of 3.8% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The Company executed a Securities Purchase Agreement (the “A.G.P. Securities Purchase Agreement”) dated November 3, 2022 with A.G.P., which was amended on November 21, 2023, whereby A.G.P. subscribed for and will purchase, and DHAC will issue and sell, at the closing of the Business Combination, 4,370 shares of Series A Preferred Stock (“Series A Shares”) convertible into shares of DHAC common stock. The purchase price for the Series A Shares will be paid by conversion of A.G.P.’s $4,370,000 deferred underwriting fee into such Series A Shares. The Certificate of Designation of the Series A Preferred Stock establishes the terms and conditions of the Series A Preferred Stock. The Company reviewed the Series A Preferred Stock under ASC 480 and ASC 815 and concluded that Series A Preferred Stock did not include any elements that would preclude them from equity treatment and therefore are not subject to the liability treatment under ASC 480 or derivative guidance under ASC 815.

The Business Combination Agreement

On June 15, 2022, Digital Health Acquisition Corp (“DHAC”) entered into the Business Combination Agreement, with Merger Sub I, Merger Sub II, VSee and iDoc. On August 9, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the First Amended and Restated Business Combination Agreement to provide for the concurrent execution of financing documents for a PIPE consisting of convertible notes and warrants and delivery of the Cassel Salpeter’s opinion to the Board. On October 6, 2022, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into a Second Amended and Restated Business Combination Agreement to make the consideration payable to VSee and iDoc stockholders 100% DHAC common stock and to provide for the concurrent execution of amended PIPE financing documents providing for the issuance of the shares and warrants to the PIPE investors. On November 3, 2022, the parties entered into a First Amendment to the Second Amended and Restated Business Combination Agreement to remove a closing condition that DHAC have at least $10 million in cash proceeds from the transactions at closing. On July 11, 2023, each of the PIPE Investors provided notice to the Company that since a closing condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing. Accordingly, the PIPE financing was terminated. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Third Amended and Restated Business Combination Agreement (as amended and restated, the “Business Combination Agreement”) to, among other things, provide for the removal of the PIPE financing and the concurrent execution of the Additional Bridge Financing, the Exchange Financing, the Quantum Financing, the Equity Financing and the Loan Conversions, which are described in Note 6 - Commitments.

Pursuant to the terms of the Business Combination Agreement, a business combination by and among DHAC, VSee and iDoc will be effected through the merger of Merger Sub I with and into VSee, with VSee surviving the Merger as a wholly owned subsidiary of

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

●	VSee Merger Consideration

The aggregate merger consideration that the holders of VSee Class A Common Stock (including the holders of VSee Preferred Stock as converted and holders of VSee Class A Common Stock in connection with the TAD Exchange) as of the Effective Time are entitled to receive in the Business Combination, referred to as the “VSee Class A Consideration,” is an amount equal to (1) $60,500,000, minus (2) an amount equal to the Effective Time Option Grants multiplied by $10, minus (3) the aggregate amount of VSee’s transaction expenses. “Effective Time Option Grants” refer to the stock options with an exercise price of $10 per share pursuant to the VSee Incentive Plan to the individuals, in the amounts, and on the terms set forth on Exhibit E to the Business Combination Agreement. 100% of the VSee Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the VSee Indemnity Escrow Amount. The “VSee Per Share Class A Consideration” refers to a number of shares of Common Stock equal to (a) (1) the VSee Class A Closing Consideration, divided by (2) the total number of VSee Class A Outstanding Shares, divided by (b) 10. “VSee Class A Outstanding Shares” refer to the total number of shares of VSee Class A Common Stock outstanding immediately prior to the Effective Time, expressed on a fully diluted and as-converted to VSee Class A Common Stock basis, and including, without limitation or duplication, the number of shares of VSee Class A Common Stock issuable upon conversion of the VSee Preferred Stock and upon closing of the TAD Exchange, which refers to a transaction where This American Doc, Inc. becomes a wholly owned subsidiary of VSee immediately prior to the consummation of the Business Combination.

●	iDoc Merger Consideration

The aggregate merger consideration that the holders of iDoc Class A Common Stock as of the Effective Time are entitled to receive in the Business Combination, referred to as the “iDoc Class A Closing Consideration,” is an amount equal to (1) $49,500,000, minus (2) the aggregate amount of iDoc’s transaction expenses. 100% of the iDoc Closing Consideration will be paid in shares of Company Common Stock in accordance with the terms of the Business Combination Agreement and subject to deductions for the iDoc Indemnity Escrow Amount as described below. The “iDoc Per Share Class A Consideration” refers to a number of shares of Common Stock equal to (a) (1) the iDoc Class A Closing Consideration, divided by (2) the total number of iDoc Class A Outstanding Shares, divided by (b) 10. “iDoc Class A Outstanding Shares” refer to the total number of shares of iDoc Class A Common Stock outstanding immediately prior to the Effective Time, expressed on a fully diluted and as-converted to iDoc Class A Common Stock basis.

Conditions to Closing

The obligations of DHAC, VSee and iDoc to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of DHAC’s shareholders, (iii) the approval of VSee’s stockholders, (iv) the approval of iDoc’s stockholders, and (v) the delivery of applicable closing deliverables.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Third Amended and Restated Transaction Support Agreement

On November 21, 2023, the parties to the Business Combination Agreement entered into the Third Amended and Restated Business Combination Agreement, pursuant to which the Second A&R Business Combination Agreement was amended and restated to provide for, among other things, the concurrent execution of the other agreements and transactions described as below. The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination” and the closing and closing date of the Business Combination are referred to as the “Closing” and the “Closing Date,” respectively.

In connection with the execution of the Business Combination Agreement, DHAC, Milton Chen, the Executive Vice Chairman of VSee, Dr. Imoigele Aisiku, the Executive Chairman of the Board of Directors of iDoc, and certain other stockholders of VSee and iDoc (collectively, the “Supporting Stockholders”) entered into a Third Amended and Restated Transaction Support Agreement, dated as of November 21, 2023 (the “Transaction Support Agreement”) which amended and restated the Second Amended and Restated Transaction Support Agreement executed on October 6, 2022, pursuant to which the Supporting Stockholders have agreed to, among other things, (i) support and vote in favor of the Business Combination Agreement and the Business Combination at DHAC’s stockholder meeting; (ii) not affect any sale or distribution of any shares of capital stock of DHAC, VSee, or iDoc; and (iii) take or cause to be done such further acts and things as may be reasonably necessary or advisable to cause the parties to fulfill their respective obligations under the Business Combination Agreement and consummate the Business Combination.

VSee Health, Inc. Incentive Plan

DHAC has agreed to approve and adopt the VSee Health, Inc. 2024 Equity Incentive Plan (the “Incentive Plan”) to be effective as of one day prior to the closing Business Combination and in a form mutually acceptable to DHAC, VSee and iDoc. The Incentive Plan shall provide for an initial aggregate share reserve equal to 15% of the number of shares of DHAC Common Stock outstanding following the closing after giving effect to the Business Combination, including without limitation, the PIPE Financing. Subject to approval of the Incentive Plan by DHAC’s Stockholders, DHAC has agreed to file a Form S-8 Registration Statement with the SEC following the Effective Time with respect to the shares of DHAC Common Stock issuable under the Incentive Plan.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company reviewed the PIPE Securities Purchase Agreement’s underlying securities under ASC 480 and ASC 815 and concluded that Series Preferred A Stock includes a contingent redemption that would require temporary equity treatment at issuance and the warrants do not have any elements that would preclude them from equity treatment and therefore are not subject to the derivative guidance under ASC 815. However, under ASC 480-10-55-33, a forward contract that permits the holder to purchase redeemable shares (the Series A Preferred Stock) is a liability pursuant to ASC 480 because (1) the forward contract itself is indexed to an underlying share (i.e., the option’s value varies with the fair value of the share) that embodies the issuer’s obligation to repurchase the share and (2) the issuer has a conditional obligation to transfer assets if the shares are put back. Accordingly, the Company determined the fair value of the PIPE Forward Contract and noted the value at the October 6, 2022, the executed date of agreement was zero. As of December 31, 2023, the value of the PIPE Forward Contract was $0 (see Note 10 - Fair Value Measurements for additional disclosure on the PIPE Forward Contract).

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

Pursuant to the PIPE Securities Purchase Agreement, certain of DHAC’s stockholders agreed to enter into a lock-up agreement (the “PIPE Lock-Up Agreement”) with DHAC. Under the PIPE Lock-Up Agreement, the PIPE Lock-Up Period means the period beginning on the date of the Lock-Up Agreement and ending on the earliest of (i) eight months after the Closing Date, or (ii) on the trading day after DHAC’s Common Stock exceeds $12.50 (as adjusted for any stock splits, stock dividends, stock combinations recapitalizations and similar events) for a period of twenty consecutive trading days after the Closing Date.

On July 11, 2023, each of the PIPE Investors provided notice to the Company that since the Outside Date Closing Condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing.

Backstop Agreement

On January 18, 2023, DHAC and the Sponsor entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which DHAC agreed to offer on or prior to the closing of the Business Combination the PIPE Investors the option to purchase up to an additional 2,000 shares of Series A Preferred Stock initially convertible into 234,260 shares of DHAC common stock (the “Additional PIPE Shares” and together with the Initial PIPE Shares, the “PIPE Shares”), together with additional warrants to purchase up to 106,000 shares of DHAC common stock (the “Additional PIPE Warrants” and together with the Initial PIPE Warrants, the “PIPE Warrants”; the Additional PIPE Shares and Additional PIPE Warrants are referred to as the “Additional PIPE Securities”) pursuant to a participation right granted to the PIPE Investors under the PIPE Securities Purchase Agreement, in each case, on the same terms and conditions set forth in the PIPE Securities Purchase Agreement for an aggregate purchase price of up to $2,000,000 (such proceeds together with the proceeds from the Initial PIPE Financing, as increased pursuant to the amendment to the Backstop Agreement described below, the “Aggregate Closing PIPE Proceeds”). Pursuant to the Backstop Agreement, if the PIPE Investors do not elect to purchase all of the Additional PIPE Securities, the Sponsor has agreed to purchase any such unsubscribed Additional PIPE Securities concurrent with the closing of the transactions contemplated by the PIPE Securities Purchase Agreement on the same terms and conditions set forth in the PIPE Securities Purchase Agreement.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Pursuant to the PIPE Securities Purchase Agreement and the Backstop Agreement, each as amended, any purchaser of Additional PIPE Securities will enter into a lock-up agreement with the Company.

On July 11, 2023, each of the PIPE Investors provided notice to the Company that since the Outside Date Closing Condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing, and, as such the Backstop Agreement is terminated as of July 11, 2023.

Bridge Financing and Bifurcated Derivative

On October 6, 2022, in connection with the execution of the Business Combination Agreement, DHAC, VSee and iDoc entered into a Securities Purchase Agreement (the “Original Bridge SPA”) with an accredited investor (the “Bridge Investor”) who is also an investor in the Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such Bridge Investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”).An amount of $888,889 of the Bridge Note was allocated to DHAC. The Bridge Notes bear guaranteed interest at a rate of 10% per annum. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock (the “Bridge Shares”) as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. If the PIPE Financing closes in connection with the closing of the Business Combination, 110% of all unpaid principal under the Bridge Notes and guaranteed interest of 10% are due and payable at the closing of the PIPE Financing.

The Company reviewed the warrants and common stock issued in connection with the securities purchase agreement under ASC 815 and concluded that the Bridge Warrants are not in scope of ASC 480 and are not subject to the Derivative guidance under ASC 815. The Bridge Warrants and the Bridge Shares should be recorded as equity. As such the principal value of the Bridge Notes was allocated using the relative fair value basis of all three instruments. As the Bridge Warrants were issued with various instruments the purchase price needs to be allocated using the relative fair value method (i.e., warrant at its fair value and the common stock at its fair value the promissory note at its principal value allocated using the relative fair value of the proceeds received an applied proportionally to the equity classified stock, warrants and promissory note).

The Company reviewed the contingent early repayment option granted in the Bridge Notes under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Bridge Notes proceeds between the Bridge Notes and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at issuance was $278,404 and the residual value of $610,485 was allocated to the principal balance of the note (see Note 10 - Fair Value Measurements for additional disclosure on the derivative).

DHAC as a result received cash proceeds of $738,200 net of $61,800 of direct cost attributable to the financing. The Bridge Warrants and Bridge Shares issued to Bridge Investor were analyzed under ASC 815 and noted there were no elements that would preclude equity treatment. As such the Company recorded the fair value of the Bridge Warrants of $8,552, net of $613 of offering cost allocated based on the relative value basis and Bridge Shares of $284,424, net of $20,376 of offering cost allocated based on the relative value basis. As a result, of the bifurcated derivative discussed above, the offering cost allocated to the debt, and the value of the share and warrants granted, the Company recorded amortizable debt discount of $443,665, consisting of $40,811 in financing cost allocated to the Bridge Note, $9,165 the issuance date fair value of the Bridge Warrants, $304,800 the fair value of the Bridge Shares and $88,889 originally issued discount.

The Company recognized a total Bridge Note interest expense of $429,007 for the year ended December 31, 2023. In connection with the financing, the Company entered into a Registration Rights Agreement with the Bridge Investor, dated October 5, 2022, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Bridge Warrants and the Bridge Shares.

On October 4, 2023, the Company defaulted on the Bridge Notes, and accordingly, the default provision was allocated and applied resulting in the triggering of 125% mandatory default penalty, a 10% late fee and default interest from the date of default of 24%, and the Company assumed the penalties and interest which were due and payable under the VSee and iDoc portion of the note, resulting in total amount due of $2,523,744. As a result, the Company entered into an Exchange Agreement dated November 21, 2023 (the “Exchange Agreement”) with the Bridge Investor and recognized $1,579,927 in default interest.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Bridge Investor, beneficially owns and holds (i) a promissory note of DHAC in the principal amount (including the original issue discount of $88,889) of $888,889 (the “DHAC Note”); (ii) a promissory note of VSee in the principal amount (including the original issue discount of $66,667) of $666,667 (the “VSee Note”); and (iii) a promissory note of iDoc in the principal amount (including the original issue discount of $66,667) of $666,667 (the “iDoc Note”, together with the DHAC Note and the VSee Note, each as further detailed on Schedule I hereto, collectively, the “Original Notes”) which are currently due and owing, and have an aggregate current value of $3,723,744.

Exchange Note Exchange Financing

Pursuant to the Exchange Agreement, the Bridge Investor agreed to exchange all amounts currently due and owing under (i) the DHAC Note, (ii) the VSee Note other than the principal amount of $600,000.00 thereof, and (iii) the iDoc Note other than the principal amount of $600,000.00 thereof for a senior secured convertible promissory note with an aggregate principle value of $2,523,744 (the “Exchange Note”), which will be guaranteed by each of DHAC, VSee and iDoc. The Exchange Note will bear interest at a rate of 8% per annum and will be convertible into shares of common stock of the Combined Company at a fixed conversion price of $10 per share. The conversion price of the Exchange Note is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of DHAC’s common stock in the 10th trading dates prior to the measurement date and (y) $2.0. Amounts repaid may not be reborrowed. The Bridge Investor may set off and deduct pursuant to and in accordance with the Exchange Agreement amounts due to the Bridge Investor. The transactions contemplated by the Exchange Agreement and the Exchange Note is hereby referred as the “Exchange Financing.”

The monetary amount of the obligation is a fixed monetary amount known at inception as represented by the Amortization of Principal Schedule 2(a) (each, an “Amortization Payment”). As a result of Section 2(a), the Exchange Note represents a debt instrument that the Company must or may settle by issuing a variable number of its equity shares as each Amortization Payment shall, at the option of the Company, be made in whole or in part, in immediately available Dollars equal to the sum of the Amortization Payment provided for in Schedule 2(a), or, subject to the Company complying with the Equity Conditions on the date of such Amortization Payment, in Common Stock issued at 95% of the lowest VWAP in the prior ten (10) trading days prior to such Amortization Payment (the “Amortization Conversion Price”) but in no event shall Common Stock be used to make such Amortization Payment if the Amortization Conversion Price is less than $2.00.

The Exchange Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Exchange Note is required to be accounted for as a liability under ASC 480. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings.

At November 21, 2023 the Exchange Note was recognized at fair value of $2,523,744 in accordance with ASC 480. As of December 31, 2023, the Exchange Note’s fair value was $2,621,558. The Company recognized a total Exchange Note interest expense of $22,433 for the year ended December 31, 2023 and the change in fair value of $97,814.

Additional Bridge Financing

On November 21, 2023, DHAC entered into an amendment to the Original Bridge SPA (the “Bridge Amendment”), pursuant to which the Bridge Investor agreed to purchase additional 10% original issue discount convertible promissory notes in the aggregate principal amount of $166,667 (with a subscription amount of $150,000) from the Company with (1) a $111,111 note purchased at signing of the Bridge Letter Agreement, which will mature on May 21, 2025 and (2) a $55,556 note purchased at a later date mutually agreed upon by the Company and the Bridge Investor (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of the Company’s common stock, par value $0.0001, at a fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if the Company’s Common Stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s Common Stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of December 31, 2023, $100,000 has been funded. The transactions contemplated by the Bridge Amendment and the Additional Bridge Note is hereby referred as the “Additional Bridge Financing.”

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The monetary amount of the obligation is a fixed monetary amount known at inception as represented by the Amortization of Principal Schedule 2(a) (each, an “Amortization Payment”). As a result of Section 2(a), the Additional Bridge Note represents a debt instrument that the Company must or may settle by issuing a variable number of its equity shares as each Amortization Payment shall, at the option of the Company, be made in whole or in part, in immediately available Dollars equal to the sum of the Amortization Payment provided for in Schedule 2(a), or, subject to the Company complying with the Equity Conditions on the date of such Amortization Payment, in Common Stock issued at 95% of the lowest VWAP in the prior ten (10) trading days prior to such Amortization Payment (the “Amortization Conversion Price”) but in no event shall Common Stock be used to make such Amortization Payment if the Amortization Conversion Price is less than $2.00.

The Additional Bridge Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Senior Secured Convertible Promissory Note is required to be accounted for as a liability under ASC 480. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings.

At November 21, 2023, $100,000 of proceeds were received under the Additional Bridge Note, as such the original issued discount was immediately expensed as interest of $11,111 as the Note was recognized at fair value of $100,000 in accordance with ASC 480. As of December 31, 2023, the Additional Bridge Note’s fail value was $102,726. The Company recognized a total Additional Bridge Note interest expense of $12,642 for the year ended December 31, 2023 and the change in fair value of $2,726.

Extension Note (Extension Financing) and Bifurcated Derivative

On May 5, 2023, the Company entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an institutional investor (the “Holder”). Pursuant to the Extension Purchase Agreement, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024.

VSee Lab, Inc., a Delaware corporation (“VSee”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”), guaranteed the Company’s obligations under the Extension Purchase Agreement, the Extension Note and the other transaction documents (the “May 2023 Financing Documents”) pursuant to a Subsidiary Guaranty dated May 5, 2023. The Company’s, VSee’s and iDoc’s obligations to the Holder under the May 2023 Financing Documents are subordinated to the Company’s, VSee’s and iDoc’s obligations to its existing bridge lender.

In connection with the Extension Purchase Agreement, the Company issued to the Holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s Common Stock at an exercise price of $11.50 per share (the “Extension Warrants”), and (ii) 7,000 shares of the Company’s Common Stock as commitment shares (the “Extension Shares”). The Company also entered into a Registration Rights Agreement with the Holder, dated May 5, 2023 (the “May 2023 RRA”), which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Extension Warrants and the Extension Shares, subject to the terms thereof.

The Company reviewed the Extension Warrants and Extension Shares issued in connection with the Extension Purchase Agreement under ASC 815 and concluded that the Extension Warrants are not in scope of ASC 480 and are not subject to the Derivative guidance under ASC 815. The Extension Warrants and the Extension Shares should be recorded as equity. As such the principal value of the Extension Note was allocated using the relative fair value basis of all three instruments. As the Extension Warrants were issued with various instruments the purchase price needs to be allocated using the relative fair value method (i.e., warrant at its fair value and the common stock at its fair value the promissory note at its principal value allocated using the relative fair value of the proceeds received an applied proportionally to the equity classified stock, warrants and promissory note).

The Company reviewed the contingent early repayment option granted in the Extension Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Extension Note proceeds between the Extension Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at issuance was $71,755 and the residual value of $228,245 was allocated to the principal balance of the note (see Note 10 - Fair Value Measurements for additional disclosure on the derivative).

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

DHAC as a result received cash proceeds of $240,000 net of $10,000 of direct cost attributable to the financing. The Extension Warrants and Extension Shares were analyzed under ASC 815 and noted there were no elements that would preclude equity treatment. As such the Company recorded the fair value of the Extension Warrants of $2,461, net of $82 of offering cost allocated based on the relative value basis and Extension Shares of $76,102, net of $2,542 of offering cost allocated based on the relative value basis. As a result of the bifurcated derivative discussed above, the offering cost allocated to the debt, and the value of the shares and warrants granted, the Company recorded amortizable debt discount of $175,472, consisting of $56,993 in financing cost allocated to the Extension Note, $40,130 the issuance date fair value of the Investor Warrants, $78,349 the fair value of the Extension Shares and $50,000 originally issued discount.

As of December 31, 2023, the Extension Note net of unamortized debt discount was $233,774. The Company recognized $97,814 of amortized debt discount and $19,597 in accrued interest for a total Extension Note interest expense of $133,748 for the year ended December 31, 2023. In connection with the Extension Purchase Agreement, the Company entered into the May 2023 RRA with the Holder, dated May 5, 2023, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Extension Warrants and the Extension Shares.

Quantum Financing Securities Purchase Agreement

On November 21, 2023, DHAC entered into a convertible note purchase agreement (the “Quantum Purchase Agreement”), pursuant to which an institutional and accredited investor (the “Quantum Investor”) subscribed for and will purchase, and DHAC will issue and sell to the Quantum Investor, at the Closing, a 7% original issue discount convertible promissory note (the “Quantum Note”) in the aggregate principal amount of $3,000,000. The Quantum Note will bear interest at rate of 12% per annum and are convertible into shares of Common Stock of DHAC at (1) a fixed conversion price of $10.00 per share; or (2) 85% of the lowest daily VWAP (as defined in the Quantum Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30-day anniversary of the Quantum Note issuance date (the “Average Price”) is less than $10.00, to a price equal to the Average Price but in no event less than $2. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Note if the Company provides the Quantum Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00. If an event of default occurs, the Quantum Note would bear interest at a rate of 18% per annum. The transactions contemplated by the Quantum Purchase Agreement and the Quantum Note is hereby referred as the “Quantum Financing.”

Concurrently with the consummation of the transactions contemplated by the Quantum Purchase Agreement, DHAC will enter into a Registration Rights Agreement in a form under the Quantum Purchase Agreement, pursuant to which it agreed to register the shares of Common Stock underlying the Quantum Note (the “Quantum Registration Rights Agreement”).

As of December 31, 2023, the Quantum Purchase Agreement has not yet been funded and is expected to be funded at the closing of the business combination. The Quantum Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Quantum Note will be required to be accounted for as a liability under ASC 480 upon funding of the note. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings.

Equity Financing

On November 21, 2023, DHAC entered into an equity purchase agreement (the “Equity Purchase Agreement”) with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s Common Stock, from time to time over a 36-month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of Common Stock to be purchased under the Equity Purchase Agreement with the SEC within 45 days following the Equity Purchase Effective Day, and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, DHAC may suspend the use of the resale registration statement to (i) delay the disclosure of material nonpublic information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock. On the Equity Purchase Effective Day, the Company will issue to the investor, as a commitment fee for this equity purchase transaction, a senior unsecured convertible note in a principal amount of $500,000 that is convertible into shares of the Company’s Common Stock at a fix conversion price of $10.00 per share (the “Equity Purchase Commitment Note”). The transaction contemplated by the Equity Purchase Agreement is hereby referred as “Equity Financing.”

The Company has analyzed the Equity Purchase Agreement and determined that the contract should be recorded as a liability under ASC 815 and measured at fair value. As a result of the ASC 815 liability classification, the Company is required to re-measure the liability at fair value at each reporting period until the liability is settled.

The Company has determined that the likelihood of exercising this contract is low as the contract provides no scenario in which the Company may exercise the contract at above market rates (i.e., sell shares at a price above which the shares are currently trading in the active market). Furthermore, the choice to exercise the contract is solely at the discretion of the Company (i.e., does not obligate the Company in any manner), which, as stated above, is unlikely. Additionally, the contract does not impose a fee or fine if the Company chooses not to exercise the contract, as such that the fair value of the equity contract is considered de minimis.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. On October 6, 2022, in connection with the Original Bridge SPA, 30,000 shares were issued to the Bridge Investor. In February 2023, 20,000 shares were issued to an additional stockholder. On May 5, 2023 in connection with the Extension Purchase Agreement, 7,000 shares were issued to the investor. As of December 31, 2023 and 2022, there were 3,489,000 and 3,462,000 shares of common stock issued and outstanding, respectively, excluding 114,966 and 694,123 shares subject to redemption which were classified outside of permanent deficit on the consolidated balance sheets. The holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the initial stockholders, insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the insider shares and any shares acquired in this offering or following this offering in the open market, in favor of the proposed business combination.

Pursuant to the amended and restated certificate of incorporation, if the Company does not consummate its initial business combination within 27 months from the closing of this offering (as extended as of December 31, 2023), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s insiders have agreed to waive their rights to share in any distribution with respect to their insider shares.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

amendment to the certificate of incorporation. If the business combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts.

NOTE 8. WARRANTS

Initial Public Offering Warrants

There are 12,057,000 warrants issued and outstanding as of December 31, 2023 and 2022 issued in connection with the Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Bridge Warrants

On October 6, 2022, 173,913 warrants were issued pursuant to the Bridge Purchase Agreement. The purchase right represented by the Bridge Warrants shall terminate on or before 5:30 p.m., Pacific Time, on the date five years from the date of issuance (the “Expiration Date”). The exercise price at which the Bridge Warrants may be exercised shall be $11.50 per share of Common Stock. If at any time after the date of issuance of the Bridge Warrants there is no effective registration statement available for the resale of shares of Common Stock held by the holder, the Bridge Warrants may be exercised by cashless exercise. In lieu of any fractional share to which the holder would otherwise be entitled, the Company shall make a cash payment equal to the Exercise Price multiplied by such fraction. Except as provided in the Bridge Warrant, the Bridge Warrant does not entitle its holder to any rights of a shareholder of the Company.

During the term the Bridge Warrants are exercisable, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of the Bridge Warrant and, from time to time, will take all steps necessary to amend its Certificate of Incorporation to provide sufficient reserves of shares of Common Stock

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

(a)	In the event that the Company shall at any time after the date of issuance of the Bridge Warrants (i) declare a dividend on Common Stock in shares or other securities of the Company, (ii) split or subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares, or (iv) issue by reclassification of its Common Stock any shares or other securities of the Company, then, in each such event, the Exercise Price in effect at the time shall be adjusted so that the holder shall be entitled to receive the kind and number of such shares or other securities of the Company which the holder would have owned or have been entitled to receive after the happening of any of the events described above had such Bridge Warrant been exercised immediately prior to the happening of such event (or any record date with respect thereto).
(b)	No adjustment in the number of shares of Common Stock receivable upon exercise of the Bridge Warrant shall be required unless such adjustment would require an increase or decrease of at least 0.1% in the aggregate number of shares of Common Stock purchasable upon exercise of all Bridge Warrants; provided that any adjustments which are not required to be made shall be carried forward and taken into account in any subsequent adjustment.
(c)	If at any time, as a result of an adjustment, the holder of any Bridge Warrant thereafter exercised shall become entitled to receive any shares of the Company other than shares of Common Stock, thereafter the number of such other shares so receivable upon exercise of any Bridge Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock receivable upon execution of the Bridge Warrant.
(d)	Whenever the Exercise Price payable upon exercise of each Bridge Warrant is adjusted, the Warrant Shares shall be adjusted by multiplying the number of shares of Common Stock receivable upon execution of the Bridge Warrant immediately prior to such adjustment by a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment, and the denominator of which shall be the Exercise Price as adjusted.
(e)	In the event of any capital reorganization of the Company, or of any reclassification of the Common Stock, or in case of the consolidation of the Company with or the merger of the Company with or into any other corporation or of the sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, each Bridge Warrant shall, after such capital reorganization, reclassification of Common Stock, consolidation, merger or sale, and in lieu of being exercisable for shares of Common Stock of the Company, be exercisable, upon the terms and conditions specified in the Bridge Warrant, for the number of shares of stock or other securities or assets to which holder of the number of shares of Common Stock purchasable upon exercisable of such Bridge Warrant immediately prior to such capital organization, reclassification of Common Stock, consolidation, merger or sale would have been entitled upon such capital organization, reclassification of Common Stock, consolidation, merger or sale. The Company shall not effect any such consolidation, merger or sale, unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets or the appropriate corporation or entity shall assume, by written instrument, the obligation to deliver to holder of each Bridge Warrant the shares of stock, securities or assets to which, in accordance with the foregoing provisions, such holder may be entitled and all other obligations of the Company under the Bridge Warrant.
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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Extension Warrants

On May 5, 2023, the Company issued 26,086 warrants pursuant to the Extension Purchase Agreement. The purchase right represented by the Extension Warrants shall terminate on the date five years from the date of issuance (the “Expiration Date”). The exercise price at which the Extension Warrants may be exercised shall be $11.50 per share of Common Stock. If at any time after the date of issuance of the Extension Warrants there is no effective registration statement available for the resale of shares of Common Stock held by the holder, the Extension Warrants may be exercised by cashless exercise. In lieu of any fractional share to which the holder would otherwise be entitled, the Company shall make a cash payment equal to the exercise price multiplied by such fraction. Except as provided in the Extension Warrants, the Extension Warrant does not entitle its holder to any rights of a stockholder of the Company.

During the term, the May 2023 Warrants are exercisable, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of the May 2023 Warrant and, from time to time, will take all steps necessary to amend its Certificate of Incorporation to provide sufficient reserves of shares of Common Stock issuable upon exercise of the Extension Warrants. All shares that may be issued upon the exercise of rights represented by the Extension Warrants and payment of the exercise price will be free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously or otherwise specified in the Extension Warrants). Prior to the Expiration Date, the exercise price and the number of shares of Common Stock purchasable upon the exercise of the Extension Warrants are subject to adjustment from time to time upon the occurrence of any of the following events:

(a)	In the event that the Company shall at any time after the date of issuance of the Extension Warrants (i) declare a dividend on Common Stock in shares or other securities of the Company, (ii) split or subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares, or (iv) issue by reclassification of its Common Stock any shares or other securities of the Company, then, in each such event, the exercise price in effect at the time shall be adjusted so that the holder shall be entitled to receive the kind and number of such shares or other securities of the Company which the holder would have owned or have been entitled to receive after the happening of any of the events described above had such Extension Note Warrant been exercised immediately prior to the happening of such event (or any record date with respect thereto).
(b)	No adjustment in the number of shares of Common Stock receivable upon exercise of the Extension Warrants shall be required unless such adjustment would require an increase or decrease of at least 0.1% in the aggregate number of shares of Common Stock purchasable upon exercise of all Extension Warrants; provided that any adjustments which are not required to be made shall be carried forward and taken into account in any subsequent adjustment.
(c)	If at any time, as a result of an adjustment, the holder of any Extension Note Warrant thereafter exercised shall become entitled to receive any shares of the Company other than shares of Common Stock, thereafter the number of such other shares so receivable upon exercise of any Extension Note Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock receivable upon execution of the Extension Warrant.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(d)	Whenever the exercise price payable upon exercise of each Extension Warrant is adjusted, the Extension Warrant shares shall be adjusted by multiplying the number of shares of Common Stock receivable upon execution of the Extension Warrant immediately prior to such adjustment by a fraction, the numerator of which shall be the exercise price in effect immediately prior to such adjustment, and the denominator of which shall be the exercise price as adjusted.
(e)	In the event of any capital reorganization of the Company, or of any reclassification of the Common Stock, or in case of the consolidation of the Company with or the merger of the Company with or into any other corporation or of the sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, each Extension Warrant shall, after such capital reorganization, reclassification of Common Stock, consolidation, merger or sale, and in lieu of being exercisable for shares of Common Stock of the Company, be exercisable, upon the terms and conditions specified in the Extension Warrant, for the number of shares of stock or other securities or assets to which holder of the number of shares of Common Stock purchasable upon exercisable of such Extension Warrant immediately prior to such capital organization, reclassification of Common Stock, consolidation, merger or sale would have been entitled upon such capital organization, reclassification of Common Stock, consolidation, merger or sale. The Company shall not effect any such consolidation, merger or sale, unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets or the appropriate corporation or entity shall assume, by written instrument, the obligation to deliver to holder of each Extension Warrant the shares of stock, securities or assets to which, in accordance with the foregoing provisions, such holder may be entitled and all other obligations of the Company under the Extension Warrant.
(f)	If the Company in any manner issues or sells or enters into any agreement to issue or sell, any Common Stock, options or convertible securities (any such securities, “Variable Price Securities”) after the issuance of the Extension Warrants that are issuable pursuant to such agreement or convertible into or exchangeable or exercisable for shares of Common Stock at a price which varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to a fixed price, but exclusive of such formulations reflecting customary anti-dilution provisions (such as share splits, share combinations, share dividends and similar transactions) (each of the formulations for such variable price being herein referred to as, the “Variable Price”), the Company shall provide notice thereof to the holder on the date of such agreement and the issuance of such convertible securities or options. From and after the date the Company enters into such agreement or issues any such Variable Price Securities, the holder shall have the right, but not the obligation, in its sole discretion to substitute the Variable Price for the exercise price upon exercise of the Extension Warrant by designating in the exercise form delivered upon any exercise of the Extension Warrant that solely for purposes of such exercise the holder is relying on the Variable Price rather than the exercise price then in effect.
(g)	In case any event shall occur as to which the other provisions above are not strictly applicable or the failure to make any adjustment would result in an unfair enlargement or dilution of the purchase rights represented by the Extension Warrants in accordance with the essential intent and principles hereof, then, in each such case, the independent auditors of the Company shall give an opinion as to the adjustment, if any, on a basis consistent with the essential intent and principles above, necessary to preserve, without enlargement or dilution, the purchase rights presented by the Extension Warrants. Upon receipt of such opinion, the Company shall promptly make the adjustment described therein.

The Extension Warrants are governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflicts of law. The Company and the holders of the Extension Warrants consent to the exclusive jurisdiction of the federal courts of the United States sitting in Delaware.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9. INCOME TAX

The Company’s net deferred tax assets were offset with a valuation allowance resulting in zero deferred tax assets, net of allowance as of December 31, 2023 and 2022.

The Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$461,882	$(379)
Start-up/organization expenses	1,622,610	962,297
Total deferred tax assets	2,084,492	961,918
Valuation allowance	(2,084,492)	(961,918)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	For the years ended December 31,
	2023	2022
Federal
Current	$—	$187,225
Deferred	(926,728)	(741,805)

State
Current	—	—
Deferred	(191,524)	(153,306)
Change in valuation allowance	1,118,252	895,111
Income tax provision	$—	$187,225

As of December 31, 2023 and 2022, the Company has $1,822,738 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $1,118,252 and $895,111, respectively.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.3%	4.3%
Change in fair value of Bridge Note - bifurcated derivative	0.7%	(0.7)%
Change in fair value of PIPE forward contract derivative	1.0%	(1.4)%
Initial fair value of ELOC	(1.2)%	—
Initial fair value of Additional Bridge	0.1%	—
Change in fair value of Exchange Note	(0.6)%	—
Change in fair value of ELOC	0.0%	—
Change in fair value of Additional Bridge Note	0.0%	—
Change in valuation allowance	(25.3)%	(29.3)%
Income tax provision	0.0%	(6.1)%

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

On December 31, 2023, assets held in the Trust Account were comprised of $1,368,637 in money market funds primarily invested in U.S. Treasury securities. During the year ended December 31, 2023, the Company did withdrew an amount of $71,436 from the Trust Account to pay tax obligations and $6,796,063 in connection with redemptions.

On December 31, 2022, assets held in the Trust Account were comprised of $7,527,369 in money market funds primarily invested in U.S. Treasury securities. During the year ended December 31, 2022, the Company withdrew $110,472,254 as a result of an aggregate of 10,805,877 shares of common stock redeemed on October 20, 2022 and the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis on December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of securities held in the Trust on December 31, 2023 and , 2022 are as follows:

	Trading Securities	Level	Fair Value
December 31, 2023	Money Market Funds	1	$1,368,637

	Trading Securities	Level	Fair Value
December 31, 2022	Money Market Funds	1	$7,527,369

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table presents fair value information as of December 31, 2023 and 2022 of the Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

December 31, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Extension Note – Bifurcated Derivative	$22,872	$—	$—	$22,872
ELOC	$203,720	$—	$—	$203,720
Additional Bridge Note	$102,726	$—	$—	$102,726
Exchange Note	$2,621,558	$—	$—	$2,621,558

December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
PIPE Forward Contract	$170,666	$—	$—	$170,666
Bridge Note – Bifurcated Derivative	$364,711	$—	$—	$364,711

Measurement

Bridge Note Bifurcated Derivative

The Company established the initial fair value for the Bridge Note Bifurcated Derivative as of October 5, 2022, which was the date the Bridge Note was executed. On December 31, 2022, the fair value was remeasured. As such, the Company used a Probability Weighted Expected Return Method (“PWERM”) that fair values the early termination/repayment features of the debt. The PWERM is a multi-step process in which value is estimated based on the probability-weighted present value of various future outcomes. The PWERM was used to value the Bridge Note Bifurcated Derivative for the initial periods and subsequent measurement periods. As a result of the Exchange Agreement on November 21, 2023, the Bridge Note was extinguished and the Derivative no longer exists.

The Bridge Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of November 21, 2023 and December 31, 2022 due to the use of unobservable inputs. The key inputs into PWERM for the Bridge Note Bifurcated Derivative at the termination date of November 21, 2023 and as of December 31, 2022 were as follows:

	November 21, 2023	December 31, 2022
CCC bond rates	n/a	15.09%
Risk-free interest rate	5.38%	n/a
Stock price	$12.64	n/a
Volatility	0.1%	n/a
Weighted term	0.61	n/a
Probability of early termination/repayment - business combination not completed	—%	5%
Probability of early termination/repayment - business combination completed, or PIPE completed	—%	95%
Probability of completing a business combination by March 31, 2023	—%	50%
Probability of completing a business combination by June 30, 2023	—%	50%

Extension Note Bifurcated Derivative

The Company established the initial fair value for the Extension Note Bifurcated Derivative as of May 5, 2023, which was the date the Extension Note was executed. On December 31, 2023, the fair value was remeasured. As such, the Company used a Discounted Cash Flow model (“DCF”) that fair values the early termination/repayment features of the debt. The DCF was used to value the Extension Note Bifurcated Derivative for the initial periods and subsequent measurement periods.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Extension Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of May 5, 2023 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the DCF model for the Extension Note Bifurcated Derivative were as follows at May 5, 2023, initial value, and at December 31, 2023:

	December 31, 2023	May 5, 2023
Risk-free interest rate	—%	5.13%
CCC bond rates	12.96%	14.69%
Expected term (years)	0.25	0.38
Probability of completing a business combination by August 30, 2023	—%	25%
Probability of completing a business combination by September 30, 2023	—%	75%
Probability of completing a business combination by December 31, 2023	—%	—%
Probability of completing a business combination by March 31, 2024	100%	—%

PIPE Forward Contract

The Company established the initial fair value for the PIPE Forward Contract as of October 6, 2022, which was the date of the PIPE Securities Purchase Agreement was executed. On December 31, 2022, the fair value was remeasured. As such, the Company utilizing a PWERM. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes to value the PIPE Forward Contract for the initial periods and subsequent measurement periods. On July 11, 2023, each of the PIPE Investors provided notice to the Company that since the Outside Date Closing Condition was not met, the PIPE Investors were under no obligation to close the PIPE Financing. As a result, the forward contract is terminated and derecognized as of July 11, 2023.

The PIPE Forward Contract was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of December 31, 2022 due to the use of unobservable inputs. As a result of the termination of the PIPE Forward Contract on July 11, 2023, the PIPE Forward Contract was derecognized. The key inputs into the PWERM for the PIPE Forward Contract were as follows at June 30, 2023 (as there were no significant transactions or events related to the close of the business combination that would effect the valuation between June 30, 2023 and July 11, 2023, the date the contract was terminated) and December 31, 2022:

	June 30, 2023	December 31, 2022	October 6, 2022
Risk-free interest rate	5.43%	4.76%	4.00%
Expected term (years)	0.23	0.37	0.61
Probability of completing a business combination	75%	95%	90%

Additional Bridge Note

The Company established the initial fair value for the Additional Bridge as of November 21, 2023, which was the date the initial Additional Bridge Note was executed. On December 31, 2023, the fair value was remeasured. As such, the Company used a Monte Carlo model (“MCM”) that fair values the early termination/repayment features of the debt. The MCM was used to value the Additional Bridge Note for the initial periods and subsequent measurement periods.

The Additional Bridge Note was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of November 21, 2023 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the MCM model for the Additional Bridge Note were as follows at November 21, 2023, initial value, and at December 31, 2023:

	December 31, 2023	November 21, 2023
Risk-free interest rate	5.40%	5.48%
Expected term (years)	0.25	0.36
Volatility	95%	95%
Stock price	$2.00	$2.00
Debt discount rate	39.7%	41.5%
Probability of early termination/repayment - business combination not completed	20%	20%
Probability of completing a business combination by March 31, 2024	80%	80%

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Exchange Note

The Company established the initial fair value for the Exchange Note as of November 21, 2023, which was the date the Exchange Note was executed. On December 31, 2023, the fair value was remeasured. As such, the Company using the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods.

The Exchange Note was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of November 21, 2023 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the MCM model for the Exchange Note were as follows at November 21, 2023, initial value, and at December 31, 2023:

	December 31, 2023	November 21, 2023
Risk-free interest rate	5.21%	5.48%
Expected term (years)	0.71	0.61
Volatility	95%	96%
Stock price	$2.00	$2.00
Debt discount rate	47.54%	49.17%
Probability of completing a business combination by March 31, 2024	80%	80%

ELOC/Equity Financing

The Company established the initial fair value for the ELOC as of November 21, 2023, which was the date the ELOC Equity Purchase Agreement was executed. On December 31, 2023, the fair value was remeasured. As such, the Company using the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC for the initial periods and subsequent measurement periods.

The ELOC was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of November 21, 2023 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC were as follows at November 21, 2023, initial value, and at December 31, 2023:

	December 31, 2023	November 21, 2023
Risk-free interest rate	3.99%	4.57%
Expected term (years)	3.25	3.36
Volatility	96.4%	96.4%
Stock price	$2.00	$2.00
Probability of completing a business combination by March 31, 2024	80%	80%

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from contract inception through December 31, 2023 and 2022 is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the year ended December 31, 2023:

		Bridge Note -	Extension Note -
	Forward	Bifurcated	Bifurcated
	Contract	Derivative	Derivative
Fair value as of December 31, 2022	$170,666	$364,711	$—
Initial value of Extension Note – Bifurcated Derivative May 5, 2023	—	—	24,502
Change in valuation inputs or other assumptions	529,840	(120,267)	(1,630)
Derecognized value at termination date	(700,506)	(244,444)	—
Fair value as of December 31, 2023	$—	$—	$22,872

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Level 3 Change in Fair Value of Notes for the year ended December 31, 2023:

	Exchange	Additional
	Note	Bridge Note	ELOC
Fair value as of January 1, 2023	$—	$—	$—
Initial value of Extension Note, Additional Bridge Note and ELOC November 21, 2023	2,523,744	100,000	204,039
Change in valuation inputs or other assumptions	(97,814)	2,726	(318)
Fair value as of December 31, 2023	$2,621,558	$102,726	$203,720

Level 3 Changes in Fair Value of Derivatives for the year ended December 31, 2022:

		Bridge Note -	Extension Note -
	Forward	Bifurcated	Bifurcated
	Contract	Derivative	Derivative
Fair value at October 5, 2022 (Initial measurement)	$—	$278,404	$—
Fair value at October 6, 2022 (Initial measurement)	—	—	—
Change in valuation inputs or other assumptions	170,666	86,307	—
Fair value as of December 31, 2022	$170,666	$364,711	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels for the years ended December 31, 2023 and 2022.

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

On January 22, 2024, the Company amended an unsecured promissory note in the aggregate principal amount of $165,000 to M2B Funding Corp., an affiliate of the Sponsor. As a result of the amendment, the Company was to repay the remaining amount due by February 8, 2024. On January 31, 2024, the note was paid in full for a total of $190,750.

On January 22, 2024, the Company and the Bridge Investor entered into a side letter to the registration rights agreement with the Bridge Investor dated October 5, 2022 whereby the Company agreed to register the shares of common stock underlying the Bridge Notes and the Additional Bridge Notes.

On January 25, 2024, the Bridge Investor purchased the second Additional Bridge Note in the principal amount of $55,556 from DHAC as contemplated by the Bridge SPA.

On February 2, 2024, the Company extended the date by which the Company has to consummate a business combination from February 8, 2024 to May 8, 2024. The extension is the second of four additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete the business combination.

On February 13, 2024, the parties entered into a First Amendment to the Third Amended and Restated Business Combination Agreement to provide that certain indebtedness of VSee and iDoc would be assumed by DHAC and converted into DHAC common stock following the closing instead of being converted into class B common stock of VSee and iDoc prior to the closing.

On February 13, 2024, the Company, VSee and/or iDoc, as applicable, amended and restated certain of the Conversion SPAs (the “Amended and Restated Conversion SPAs”) pursuant to which (1) a $600,000 balance of certain indebtedness of VSee will be assumed by the Company and converted into the Company’s common stock after the closing of the business combination; (2) a $600,000 balance certain indebtedness of iDoc will be assumed by the Company and will then be converted into the Company’s common stock subject to executing of certain registration rights agreement and filing of a registration statement thereunder after the closing of the business combination; and (3) certain indebtedness owned by iDoc will be assumed by the Company and will then be converted into the Company’s common stock subject to executing of certain registration rights agreement and filing of a registration statement thereunder after the closing of the business combination.