Form 10-Q
period 2024-03-31
DIGITAL HEALTH ACQUISITION CORP.
filed 2024-05-15
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 14, 2024, 3,603,966 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DIGITAL HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CERTAIN TERMS

References to the “Company,” “DHAC,” “our,” “us” or “we” refer to Digital Health Acquisition Corp., a blank check company incorporated in Delaware on March 30, 2021. References to our “Sponsor” refer to Digital Health Sponsor LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Digital Health Acquisition Corp., which closed on November 8, 2021.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 12, 2024, File No. 001-41015. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DIGITAL HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$724	$1,863
Total current assets	724	1,863
Investments held in Trust Account	1,386,490	1,368,637
Total Assets	$1,387,214	$1,370,500

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,642,780	$3,303,836
Excise tax payable	72,396	72,396
Income taxes payable	187,225	187,225
Advances from related parties	592,800	117,871
Accrued interest on Exchange and Additional Bridge Notes	78,061	23,964
Additional Bridge Notes	156,564	102,726
Promissory Note – M2B	—	167,958
Exchange Note	2,814,359	2,621,558
ELOC	189,764	203,720
Promissory Note – related party	926,500	926,500
First Fire Note, net of discount	285,614	233,774
First Fire Note - Bifurcated Derivative	22,868	22,872
Total current liabilities	8,968,931	7,984,400

Deferred underwriting fee payable	4,370,000	4,370,000
Total Liabilities	13,338,931	12,354,400

Commitments
Common stock subject to possible redemption, $0.0001 par value; 114,966 shares issued and outstanding at redemption value of $11.15 per share as of March 31, 2024 and December 31, 2023	1,281,957	1,281,957

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,489,000 shares issued and outstanding (excluding 114,966 shares subject to redemption) as of March 31, 2024 and December 31, 2023, respectively	350	350
Additional paid-in capital	550,246	550,246
Accumulated deficit	(13,784,270)	(12,816,453)
Total Stockholders’ Deficit	(13,233,674)	(12,265,857)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,387,214	$1,370,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended
	March 31,
	2024	2023

General and administrative costs	$674,262	$707,592
Loss from operations	(674,262)	(707,592)

Other (expense) income:
Interest expense- Bridge/Exchange Note	(51,036)	(133,138)
Interest expense – Additional Bridge Note	(8,617)	—
Interest expense – M2B Note	(2,496)	—
Interest expense – Extension Note	(51,840)	—
Default interest expense- M2B Note	(20,296)	—
Initial fair value of Additional Bridge Note - additional draw	3,851	—
Change in fair value of Bridge Note- Bifurcated Derivative	—	34,758
Change in fair value of Extension Note- Bifurcated Derivative	4	—
Change in fair value of Additional Bridge Note	(2,133)	—
Change in fair value of Exchange Note	(192,801)	—
Change in fair value of ELOC Note	13,956	—
Change in fair value of PIPE Forward Contract Derivative	—	(1,163,950)
Interest earned on investments held in Trust Account	17,853	75,280
Total other expense	(293,555)	(1,187,050)

Loss before provision for income taxes	(967,817)	(1,894,642)
Provision for income taxes	—	—
Net loss	$(967,817)	$(1,894,642)

Basic and diluted weighted average shares outstanding	3,603,966	4,168,567
Basic and diluted net loss per share	$(0.27)	$(0.45)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023 (audited)	3,489,000	$350	$550,246	$(12,816,453)	$(12,265,857)

Net loss	—	—	—	(967,817)	(967,817)

Balance – March 31, 2024 (unaudited)	3,489,000	$350	$550,246	$(13,784,270)	$(13,233,674)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	3,462,000	$347	$292,973	$(7,719,916)	$(7,426,596)

Issuance of 20,000 shares issued to settle legal claim	20,000	2	214,198	—	214,200

Net loss	—	—	—	(1,894,642)	(1,894,642)

Balance – March 31, 2023 (unaudited)	3,482,000	$349	$507,171	$(9,614,558)	$(9,107,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(967,817)	$(1,894,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(17,853)	(75,280)
Initial fair value of Additional Bridge Note – additional draw	(3,851)	—
Change in fair value of Bridge Note - Bifurcated Derivative	—	(34,758)
Change in fair value of Extension Note - Bifurcated Derivative	(4)	—
Change in fair value of Exchange Note	192,801	—
Change in fair value of Additional Bridge Note	2,133	—
Change in fair value of ELOC	(13,956)	—
Change in fair value of PIPE Forward Contract Derivative	—	1,163,950
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(52,500)
Accounts payable and accrued expenses	338,944	419,424
Accrued interest expense - Exchange Note	59,653	133,139
Accrued interest expense – M2B Note	2,496	—
Accrued interest expense – Extension Note	51,840	—
Default Interest M2B	20,296	—
Net cash used in operating activities	(335,318)	(340,667)

Cash Flows from Financing Activities:
Advances from related party	474,929	—
Proceeds from Additional Bridge Note - related party	50,000	—
Proceeds from promissory note	—	250,000
Repayment of M2B Note	(190,750)	—
Net cash provided by financing activities	334,179	250,000

Net Change in Cash	(1,139)	(90,667)
Cash – Beginning of period	1,863	106,998
Cash – End of period	$724	$16,331

Non-cash investing and financing activities:
Common stock issued from legal settlement	$—	$214,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any significant operations. All activity for the period from inception, the date which operations commenced, through March 31, 2024 relates to the Company’s formation, the Company’s Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On October 20, 2022, stockholders of DHAC approved a proposal to amend DHAC’s amended and restated certificate of incorporation to (a) extend the date by which DHAC has to consummate a Business Combination (the “Extension”) for an additional three (3) months, from November 8, 2022 to February 8, 2023, (b) provide DHAC’s board of directors the ability to further extend the date by which DHAC has to consummate a Business Combination up to three (3) additional times for three (3) months each time, for a maximum of nine (9) additional months if the Sponsor pays an amount equal to $350,000 for each three-month extension (the “Extension Fee”), which amount shall be deposited in the trust account of DHAC; provided, that if as of the time of an extension DHAC has filed a Form S-4 registration statement in connection with its initial Business Combination, then no Extension Fee would be required in connection with such extension; provided further that for each three-month extension (if any) following such extension where no deposit into the Trust Account or other payment has been made, an Extension Fee is required, and (c) allow for DHAC to provide redemption rights to DHAC’s public stockholders in accordance with the requirements of the amended and restated certificate of incorporation without complying with the tender offer rules. In connection with such stockholder vote, an aggregate of 10,805,877 shares of DHAC’s common stock were redeemed leaving 4,156,123 shares issued and outstanding and entitled to vote as of October 20, 2022. The Company subsequently extended the date by which the Company has to consummate a Business Combination pursuant to the three additional three-month extensions to November 8, 2023, and deposited an aggregate of $700,000 into the Trust Account as extension fees.

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

On November 6, 2023, DHAC held its 2023 annual stockholders meeting (“2023 Annual Meeting”). At the 2023 Annual Meeting, the stockholders of DHAC approved amendments to DHAC’s Charter to extend the date by which the Company must consummate a Business Combination (as defined in the Charter) up to four (4) times, each by an additional three (3) months, for an aggregate of twelve (12) additional months (i.e., from November 8, 2023 up to November 8, 2024) or such earlier date as determined by the Company’s board of directors. In connection with the amended Charter, on November 6, 2023, DHAC extended the period of time that it has to consummate its business combination by three months from November 8, 2023 to February 8, 2024. In addition, on February 2, 2024, DHAC further extended the period of time that it has to consummate its business combination by another three months from February 8, 2024 to May 8, 2024 and on May 1, 2024, DHAC further extended the period of time that it has to consummate its business combination by another three months from May 8, 2024 to August 8, 2024. The extension is the third of four additional three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete the business combination.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

On October 9, 2023, DHAC received a fourth letter from the Staff notifying DHAC that it is not meeting the 400 total shareholders requirement under the Nasdaq Listing Rule 5450 (a)(2) served as an additional basis for delisting DHAC’s Securities from Nasdaq Global.

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

MARCH 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 12, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

As of March 31, 2024, the Company had a cash balance of $724 and a working capital deficit of $8,968,207. In addition, in connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution on November 8, 2024 raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of March 31, 2024. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

MARCH 31, 2024

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant accounting estimates were the assumptions used to fair value the PIPE Forward Contract, the Extension Note Bifurcated Derivative, the Bridge Note Bifurcated Derivative, the Additional Bridge Note and the Exchange Note (each term as defined below). Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, common stock

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2024 and December 31, 2023, the common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(12,483,555)
Common stock issuance costs	(6,923,767)
Plus:
Accretion of carrying value to redemption value	21,132,322
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,142,603
Less:
Redemptions	(110,472,254)
Common stock subject to possible redemption, December 31, 2022	7,395,349
Plus:
Accretion of carrying value to redemption value	682,671
Less:
Redemptions	(6,796,063)
Common stock subject to possible redemption, December 31, 2023 and March 31, 2024	$1,281,957

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.0% and 0.0% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2024 and 2023 due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the Bridge Notes and the Extension Note because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 12,256,999 shares of common stock in the aggregate. For the three months ended March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the three months ended March 31,
	2024	2023
	Common Stock	Common Stock
Basic and diluted net loss per of common stock
Numerator:
Net loss	$(967,817)	$(1,894,642)
Denominator:
Basic and diluted weighted average common shares outstanding	3,603,966	4,168,567
Basic and diluted net loss per common share	$(0.27)	$(0.45)

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

MARCH 31, 2024

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

Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the PIPE financing agreement is a derivative instrument, the Bridge Notes and the Extension Note’s early redemption provisions are embedded feature that are required to be bifurcated as a derivative. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of debt into its debt and bifurcated derivative components. The Company applies this guidance to allocate the Bridge Notes and the Extension Note proceeds between the Bridge Notes and the Extension Note, respectively, and the respective bifurcated derivative, using the residual method by allocating the principal first to fair value of the bifurcated derivative and then to the debt.

The Exchange Note and the Additional Bridge Note represent share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Exchange Note and the Additional Bridge Note are required to be accounted for as a liability under ASC 480. As required under ASC 480, the liabilities will be re-measured at fair value at each reporting period with the changes in the fair value of the liabilities recognized in earnings.

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

MARCH 31, 2024

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 3. INITIAL PUBLIC OFFERING

In the “Initial Public Offering,” the Company sold 11,500,000 units, which included a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per unit. Each unit consists of one common share and one warrant. Each warrant will entitle the holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 557,000 units, at $10.00 per unit for a total purchase price of $5,570,000 in a private placement. As of November 8, 2021, the Company received $3,680,000 from the proceeds of the Private Placement and recorded $1,890,000 in subscription receivable. The Sponsor paid the subscription in full on November 12, 2021. The private placement units are identical to the units sold in the Initial Public Offering but are not redeemable. There will be no underwriting fees or commissions with respect to the private placement units. The proceeds from the private placement were added to the proceeds of Initial Public Offering and placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete its initial business combination within 33 months (as extended as of May 1, 2024), the Sponsor will waive any and all rights and claims to any proceeds and interest thereon in respect to the private placement units and the proceeds from the sale of the private placement units will be included in the liquidating distribution to the holders of the Company’s public shares.

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

Advances from Related Party

As of November 8, 2021, the Sponsor paid for $402,936 of expenses on behalf of the Company. The advance was repaid on November 12, 2021.

The Company owes the Sponsor and Sponsor affiliates $592,800 and $117,871 as of March 31, 2024 and December 31, 2023, respectively.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

Promissory Note – M2B

On October 4, 2023, the Company issued a promissory note in the aggregate principal amount of $165,000 to M2B Funding Corp., an affiliate of the Sponsor, for a purchase price of $150,000 and included $5,000 in legal fees (the “M2B Note”). The original issued discount of $15,000 plus $5,000 of offering cost were recorded as a debt discount and amortized over the term of the note. The note had a 10% interest and a maturity date of January 5, 2024. The Company defaulted on the note and amended the note on January 22, 2024. As a result of the amendment, the Company was to repay the remaining amount due by February 8, 2024. On January 31, 2024, the note was paid in full for a total of $190,750. For the three months ended March 31, 2024, the Company recognized interest expense of $22,792 (including $20,296 of default interest) for the three months ended March 31, 2024.

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

MARCH 31, 2024

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

On April 17, 2024, the Company, VSee, and iDoc entered into a letter agreement with the Bridge Investor (the “Bridge Letter Agreement”), which amended the date with respect to the termination or closing of the business combination referenced in the Additional Bridge Notes from March 31, 2024 to June 30, 2024.

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

On November 1, 2023, DHAC and iDoc, entered into a Conversion SPA with Mark E. Munro Charitable Remainder Unitrust (“Munro Trust”) — a Sponsor Affiliate, pursuant to which certain loans incurred by iDoc to Munro Trust in the aggregate amount of $300,000 will be converted into Series A Shares at the Closing.

On November 21, 2023, DHAC and VSee, entered into a Conversion SPA with the Bridge Investor who is also an investor in the Sponsor, which Conversion SPA was amended and restated on February 13, 2024 (as further described under Note 10 – Subsequent Events), pursuant to which certain loans incurred by VSee to the Bridge Investor in the aggregate amount of $600,000 will be converted

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

into the Combined Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with Tidewater — a Sponsor Affiliate, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by iDoc to Tidewater in the aggregate amount of $585,000 will be convertible into the Combined Company’s Common Stock following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with the Bridge Investor who is also an investor in the Sponsor, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by iDoc to the Bridge Investor in the aggregate amount of $600,000 will be converted into the Combined Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

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

Administrative Services Agreement

The Company agreed, commencing on November 3, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial, administrative, and other services. The monthly fees will cease upon completion of an initial business combination or liquidation. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000. At March 31, 2024 and December 31, 2023, $55,500 and $90,550 is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets, respectively.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

On February 13, 2024, the parties to the Business Combination Agreement executed a First Amendment to the Business Combination Agreement to provide that the Assumed Notes (as defined below) would be assumed by DHAC and converted into DHAC Common Stock following the closing of the business combination instead of being converted into class B common stock of VSee and iDoc prior to the closing.

On April 17, 2024, the parties to the Business Combination Agreement entered into a Second Amendment (the “Second Amendment”) to the Business Combination Agreement, pursuant to which the termination date in the Business Combination Agreement was amended from March 31, 2024 to June 30, 2024.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

The Company reviewed the PIPE Securities Purchase Agreement’s underlying securities under ASC 480 and ASC 815 and concluded that Series Preferred A Stock includes a contingent redemption that would require temporary equity treatment at issuance and the warrants do not have any elements that would preclude them from equity treatment and therefore are not subject to the derivative guidance under ASC 815. However, under ASC 480-10-55-33, a forward contract that permits the holder to purchase redeemable shares (the Series A Preferred Stock) is a liability pursuant to ASC 480 because (1) the forward contract itself is indexed to an underlying share (i.e., the option’s value varies with the fair value of the share) that embodies the issuer’s obligation to repurchase the share and (2) the issuer has a conditional obligation to transfer assets if the shares are put back. Accordingly, the Company determined the fair value of the PIPE Forward Contract and noted the value at the October 6, 2022, the executed date of agreement was zero. As of March 31, 2024, the value of the PIPE Forward Contract was $0 as the PIPE was terminated on July 11, 2023.

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

MARCH 31, 2024

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

Bridge Financing and Bifurcated Derivative

On October 6, 2022, in connection with the execution of the Business Combination Agreement, DHAC, VSee and iDoc entered into a Securities Purchase Agreement (the “Original Bridge SPA”) with an accredited investor (the “Bridge Investor”) who is also an investor in the Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such Bridge Investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). An amount of $888,889 of the Bridge Note was allocated to DHAC. The Bridge Notes bear guaranteed interest at a rate of 10% per annum. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock (the “Bridge Shares”) as additional consideration for the purchase of the Bridge Notes and Bridge Warrants. If the PIPE Financing closes in connection with the closing of the Business Combination, 110% of all unpaid principal under the Bridge Notes and guaranteed interest of 10% are due and payable at the closing of the PIPE Financing.

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

MARCH 31, 2024

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

The Company reviewed the contingent early repayment option granted in the Bridge Notes under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Bridge Notes proceeds between the Bridge Notes and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at issuance was $278,404 and the residual value of $610,485 was allocated to the principal balance of the note (see Note 9 - Summary of Significant Accounting Policies - Fair Value Measurements for additional disclosure on the derivative).

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

MARCH 31, 2024

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

At November 21, 2023, the Exchange Note was recognized at fair value of $2,523,744 in accordance with ASC 480. As of March 31, 2024, the Exchange Note’s fair value was $2,814,359. The Company recognized a total Exchange Note interest expense of $51,036 for the three months ended March 31, 2024 and a change in fair value of $192,801.

Additional Bridge Financing

On November 21, 2023, DHAC entered into an amendment to the Original Bridge SPA (the “Bridge Amendment”), pursuant to which the Bridge Investor agreed to purchase additional 10% original issue discount convertible promissory notes in the aggregate principal amount of $166,667 (with a subscription amount of $150,000) from the Company with (1) a $111,111 note purchased at signing of the Bridge Letter Agreement, which will mature on May 21, 2025 and (2) a $55,556 note purchased at a later date mutually agreed upon by the Company and the Bridge Investor (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of the Company’s common stock, par value $0.0001, at a fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if the Company’s Common Stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s Common Stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of March 31, 2024, $150,000 has been funded. The transactions contemplated by the Bridge Amendment and the Additional Bridge Note are hereby referred as the “Additional Bridge Financing.”

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

At November 21, 2023, $100,000 of proceeds were received under the Additional Bridge Note, as such the original issued discount was immediately expensed as interest of $11,111 as the note was recognized at fair value of $100,000 in accordance with ASC 480. At January 25, 2024, $50,000 of proceeds were received under the Additional Bridge Note, as such the original issued discount was

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

immediately expensed as interest of $5,556 as the Note was recognized at fair value of $51,705 in accordance with ASC 480. As of March 31, 2024, the fair value of the Additional Bridge Notes was $156,564. The Company recognized a total Additional Bridge Note interest expense of $3,062 for the three months ended March 31, 2024 and a change in fair value of $2,133.

Extension Note (Extension Financing) and Bifurcated Derivative

On May 5, 2023, the Company entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an institutional investor (the “Holder”). Pursuant to the Extension Purchase Agreement, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024. On April 17, 2024, the Company and the investor entered into a letter agreement (the “Extension Letter Agreement”), which amended the maturity date of the Extension Note to June 30, 2024 and clarified certain definitions and transaction terms in both the Extension Purchase Agreement and the Extension Note.

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

The Company reviewed the contingent early repayment option granted in the Extension Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Extension Note proceeds between the Extension Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at issuance was $24,502 and the residual value of $275,498 was allocated to the principal balance of the note.

DHAC as a result received cash proceeds of $240,000 net of $10,000 of direct cost attributable to the financing. The Extension Warrants and Extension Shares were analyzed under ASC 815 and noted there were no elements that would preclude equity treatment. As such, the Company recorded the fair value of the Extension Warrants of $39,111, net of $1,019 of offering cost allocated based on the relative value basis and Extension Shares of $78,349, net of $1,989 of offering cost allocated based on the relative value basis. As a result of the bifurcated derivative discussed above, the offering cost allocated to the debt, and the value of the shares and warrants granted, the Company recorded amortizable debt discount of $175,472, consisting of $6,993 in financing cost allocated to the Extension Note, $40,130 the issuance date fair value of the Investor Warrants, $78,349 the fair value of the Extension Shares and $50,000 originally issued discount.

As of March 31, 2024, the Extension Note net of unamortized debt discount was $285,614. For the three months ended March 31, 2024, the Company recognized $44,340 of amortized debt discount and $7,500 in accrued interest for a total Extension Note interest expense of $51,840. As of December 31, 2023, the Extension Note net of unamortized debt discount was $233,774. For the year ended December

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

31, 2023, the Company recognized $114,151 of amortized debt discount and $7,500 in accrued interest for a total Extension Note interest expense of $133,748. In connection with the Extension Purchase Agreement, the Company entered into the May 2023 RRA with the Holder, dated May 5, 2023, which provides that the Company will file a registration statement to register the shares of Common Stock underlying the Extension Warrants and the Extension Shares.

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

As of March 31, 2024, the Quantum Purchase Agreement has not yet been funded and is expected to be funded at the closing of the business combination. The Quantum Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Quantum Note will be required to be accounted for as a liability under ASC 480 upon funding of the note. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings.

Equity Financing

On November 21, 2023, DHAC entered into an equity purchase agreement (the “Equity Purchase Agreement”) with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s Common Stock, from time to time over a 36-month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of Common Stock to be purchased under the Equity Purchase Agreement with the SEC within 45 days following the Equity Purchase Effective Day, and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, DHAC may suspend the use of the resale registration statement to (i) delay the disclosure of material nonpublic information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock. On the Equity Purchase Effective Day, the Company will issue to the investor, as a commitment fee for this equity purchase transaction, a senior unsecured convertible note in a principal amount of $500,000 that is convertible into shares of the Company’s Common Stock at a fix conversion price of $10.00 per share (the “Equity Purchase Commitment Note”). The transaction contemplated by the Equity Purchase Agreement is hereby referred as “Equity Financing.”

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company has analyzed the Equity Purchase Agreement and determined that the contract should be recorded as a liability under ASC 815 and measured at fair value. As a result of the ASC 815 liability classification, the Company is required to re-measure the liability at fair value at each reporting period until the liability is settled.

The Company has determined that the likelihood of exercising this contract is low as the contract provides no scenario in which the Company may exercise the contract at above market rates (i.e., sell shares at a price above which the shares are currently trading in the active market). Furthermore, the choice to exercise the contract is solely at the discretion of the Company (i.e., does not obligate the Company in any manner), which, as stated above, is unlikely. Additionally, the contract does not impose a fee or fine if the Company chooses not to exercise the contract, as such that the fair value of the equity contract was determined to be $203,720 as of December 31, 2023 and $189,764 as of March 31, 2024, resulting in a change in fair value of the ELOC of $13,956.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 50,000,000 of common shares with a par value of $0.0001 per share. On June 7, 2021, the Sponsor, along with certain of the Company’s directors, officers and advisors purchased 4,312,500 shares for an aggregate purchase price of $25,000. In October 2021, the Sponsor, officers and certain advisors forfeited an aggregate of 1,437,500 shares of common stock, resulting in 2,875,000 founder shares outstanding. At the closing of the Initial Public Offering, 557,000 shares were issued as part of the Private Placement sale. On October 6, 2022, in connection with the Original Bridge SPA, 30,000 shares were issued to the Bridge Investor. In February 2023, 20,000 shares were issued to an additional stockholder. On May 5, 2023 in connection with the Extension Purchase Agreement, 7,000 shares were issued to the investor. As of March 31, 2024 and December 31, 2023, there were 3,489,000 shares of common stock issued and outstanding, excluding 114,966 shares subject to redemption which were classified outside of permanent deficit on the condensed consolidated balance sheets. The holders of record of the Company’s common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the Company’s initial business combination, the initial stockholders, insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to this offering, including both the insider shares and any shares acquired in this offering or following this offering in the open market, in favor of the proposed business combination.

Pursuant to the amended and restated certificate of incorporation, if the Company does not consummate its initial business combination within 33 months from the closing of this offering (as extended as of May 1, 2024), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s insiders have agreed to waive their rights to share in any distribution with respect to their insider shares.

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 8. WARRANTS

Initial Public Offering Warrants

There are 12,057,000 warrants issued and outstanding as of March 31, 2024 and December 31, 2023 issued in connection with the Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

MARCH 31, 2024

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

MARCH 31, 2024

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

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

As of March 31, 2024, assets held in the Trust Account were comprised of $1,386,490 in money market funds primarily invested in U.S. Treasury securities.

As of December 31, 2023, assets held in the Trust Account were comprised of $1,368,637 in money market funds primarily invested in U.S. Treasury securities. During the year ended December 31, 2023, the Company withdrew an amount of $71,436 from the Trust Account to pay tax obligations and $6,796,063 in connection with redemptions.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of securities held in the Trust as of March 31, 2024 and December 31, 2023 are as follows:

			Fair
	Trading Securities	Level	Value
March 31, 2024	Money Market Funds	1	$1,386,490

			Fair
	Trading Securities	Level	Value
December 31, 2023	Money Market Funds	1	$1,368,637

The following tables present fair value information as of March 31, 2024 and December 31, 2023 of the Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

March 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Extension Note – Bifurcated Derivative	$22,868	$—	$—	$22,868
ELOC	$189,764	$—	$—	$189,764
Additional Bridge Note	$156,564	$—	$—	$156,564
Exchange Note	$2,814,359	$—	$—	$2,814,359

December 31, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Extension Note – Bifurcated Derivative	$22,872	$—	$—	$22,872
ELOC	$203,720	$—	$—	$203,720
Additional Bridge Note	$102,726	$—	$—	$102,726
Exchange Note	$2,621,558	$—	$—	$2,621,558

Measurement

Extension Note Bifurcated Derivative

The Company established the initial fair value for the Extension Note Bifurcated Derivative as of May 5, 2023, which was the date the Extension Note was executed. As of March 31, 2024 and December 31, 2023, the fair value was remeasured. As such, the Company

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

used a Discounted Cash Flow model (“DCF”) that fair values the early termination/repayment features of the debt. The DCF was used to value the Extension Note Bifurcated Derivative for the initial periods and subsequent measurement periods.

The Extension Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of March 31, 2024 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the DCF model for the Extension Note Bifurcated Derivative were as follows at March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
CCC bond rates	13.07%	12.96%
Expected term (years)	0.25	0.25
Probability of completing a business combination by June 30, 2024 and March 31, 2024, respectively	80%	80%

Additional Bridge Note

The Company established the initial fair value for the Additional Bridge as of November 21, 2023, which was the date the initial Additional Bridge Note was executed. As of March 31, 2024 and December 31, 2023, the fair value was remeasured. As such, the Company used a Monte Carlo model (“MCM”) that fair values the early termination/repayment features of the debt. The MCM was used to value the Additional Bridge Note for the initial periods and subsequent measurement periods.

The Additional Bridge Note was classified within Level 3 of the fair value hierarchy at March 31, 2024 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the MCM model for the Additional Bridge Note were as follows at March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	5.46%	5.40%
Expected term (years)	0.25	0.25
Volatility	95%	95%
Stock price	$2.00	$2.00
Debt discount rate	39.83%	39.7%
Probability of early termination/repayment - business combination not completed	20%	20%
Probability of completing a business combination by March 31, 2024	—%	80%
Probability of completing a business combination by June 30, 2024	80%	—%

Exchange Note

The Company established the initial fair value for the Exchange Note as of November 21, 2023, which was the date the Exchange Note was executed. As of March 31, 2024 and December 31, 2023, the fair value was remeasured. As such, the Company using the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Exchange Note was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of March 31, 2024 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the MCM model for the Exchange Note were as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	5.46%	5.21%
Expected term (years)	0.71	0.71
Volatility	110.1%	95%
Stock price	$2.00	$2.00
Debt discount rate	47.50%	47.54%
Probability of completing a business combination by March 31, 2024	—%	80%
Probability of completing a business combination by June 30, 2024	80%	—%

ELOC/Equity Financing

The Company established the initial fair value for the ELOC as of November 21, 2023, which was the date the ELOC Equity Purchase Agreement was executed. As of March 31, 2024 and December 31, 2023, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC for the initial periods and subsequent measurement periods.

The ELOC was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of March 31, 2024 and December 31, 2023 due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC were as follows at March 31, 2024 and at December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.45%	3.99%
Expected term (years)	3.00	3.25
Volatility	105.0%	96.4%
Stock price	$2.00	$2.00
Probability of completing a business combination by March 31, 2024	—%	80%
Probability of completing a business combination by June 30, 2024	80%	—%

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2023 through March 31, 2024 is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the three months ended March 31, 2024:

	Extension Note	Exchange	Additional
	Bifurcated Derivative	Note	Bridge Note	ELOC
Fair value as of December 31, 2023	$22,872	$2,621,558	$102,726	$203,720
Initial value of Additional Bridge on January 25, 2024	—	—	51,705	—
Change in valuation inputs or other assumptions	(4)	192,801	2,133	(13,956)
Fair value as of March 31, 2024	$22,868	$2,814,359	$156,564	$189,764

Level 3 Changes in Fair Value of Derivatives for the three months ended March 31, 2023:

	PIPE	Bridge Note
	Forward	Bifurcated
	Contract	Derivative
Fair value at December 31, 2022	$170,666	$364,711
Change in fair value	1,163,950	(34,758)
Fair value at March 31, 2023 (unaudited)	$1,334,616	$329,953

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the three months ended March 31, 2024 and 2023.

DIGITAL HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On April 17, 2024, the Company, VSee and iDoc entered into a letter agreement with the Bridge Investor which amended the date with respect to the termination or closing of the business combination referenced in the Additional Bridge Notes from March 31, 2024 to June 30, 2024.

On April 17, 2024, the parties to the Third Amended and Restated Business Combination Agreement executed a Second Amendment to the Third Amended and Restated Business Combination Agreement to extend the termination date therein to June 30, 2024.

On April 17, 2024, the parties to the Extension Financing documents executed a letter agreement, which extended the maturity date of the Extension Note to June 30, 2024

On May 1, 2024, the term of DHAC was extended from May 8, 2024 to August 8, 2024.

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

In October 2022 and November 2023, our stockholders approved amendments to our certificate of incorporation, which extended the SPAC term. Under the Amended and Restated Certificate Of Incorporation, if we are unable to complete an initial business combination within thirty (33) months from the closing of the Initial Public Offering (which is August 8, 2024, as currently extended and as may be further extended in accordance with our Amended and Restated Certificate of Incorporation), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with stockholder votes to extend the term of DHAC on October 20, 2022 and November 6, 2023, an aggregate of 11,385,034 shares of DHAC’s common stock were redeemed.

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

The Business Combination Agreement

On June 15, 2022, DHAC entered into the Original Business Combination Agreement with DHAC Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, Inc., a Delaware corporation (“VSee”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”). On August 9, 2022, the parties to the Original Business Combination Agreement, entered into the First Amended and Restated Business Combination Agreement, pursuant to which the Original Business Combination Agreement was amended and restated in its entirety. The parties to the First Business Combination Agreement entered into the Second Amended and Restated Business Combination Agreement on October 6, 2022, pursuant to which the First Amended and Restated Business Combination Agreement was amended and restated in its entirety, which was subsequently amended by the First Amendment to the Second Amended and Restated Business Combination Agreement dated November 3, 2022. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee and iDoc entered into the Third Amended and Restated Business Combination Agreement, which was subsequently amended by the First Amendment to the Third Amended and Restated Business Combination Agreement on February 13, 2024 and by the Second Amendment to the Third Amended and Restated Business Combination Agreement on April 17, 2024 (as amended, the “Business Combination Agreement”) and concurrently entered into various transactions that provide financing for DHAC, VSee, iDoc and the combined company after the business combination (the “Combined Company,” together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, upon the closing (the “Closing”) of the transactions contemplated in the Business Combination Agreement, Merger Sub I will merge with and into VSee (the “VSee Merger”), with VSee surviving the VSee merger as a wholly owned subsidiary of DHAC, and Merger Sub II will merge with and into iDoc (the “iDoc Merger” and, together with the VSee Merger, the “Mergers”), with iDoc surviving the iDoc Merger as a wholly owned subsidiary of DHAC.. The DHAC Board has (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of DHAC.

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

Extension Financing

On May 5, 2023 and as further amended on April 17, 2024, DHAC entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an unaffiliated institutional investor pursuant to which DHAC issued and sold to such investor a promissory note (the “Extension Note”) in the aggregate principal amount of $250,000. The Extension Note will bear guaranteed interest at a rate of 10% per annum. In connection with the purchase of the Extension Note, DHAC issued the investor (i) 26,086 warrants (the “Extension Warrants”), each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments and (ii) 7,000 commitment shares (the “Extension Shares”) as additional consideration for the purchase of the Extension Note and Extension Warrants. 110% of all unpaid principal under the Extension Note and guaranteed interest of 10% are due and payable at the Closing. The issuance of the Extension Note and related Extension Warrants and Extension Shares pursuant to the Extension Securities Purchase Agreement is hereby referred as “Extension Financing.” In connection with the Extension Financing, DHAC entered into a registration rights agreement (the “Extension RRA”) with the investor, dated May 5, 2023, which provides that DHAC will file a registration statement to register the shares of Common Stock underlying the Extension Warrants and the Extension Shares 30 days after the effective date of the resale registration statement to be filed with respect to the Bridge Financing on the terms set forth therein. The obligations of DHAC under the Extension Note and Extension Securities Purchase Agreement are guaranteed by VSee and iDoc and all such obligations are subordinated to the obligations of DHAC, VSee and iDoc under the Bridge Financing.

Results of Operations

Our entire activity from inception to March 31, 2024, was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $967,817 which consisted of $674,262 in general and administrative expenses, default interest expense related to M2B Note of $20,296, interest expense related to Additional Bridge Notes of $8,617, interest expense related to the M2B Note of $2,496, interest expense relate to the Exchange Note of $51,036 interest expense related to the Extension Note of $51,840, initial fair value of Additional Bridge of $3,851, change in fair value of Additional Bridge Notes of

$2,133, change in fair value of Exchange Note of $192,801, partially offset by change in fair value of the Extension Note embedded derivative of $4, income from our investments held in the trust account of $17,853, and change in fair value of ELOC of $13,956.

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

Liquidity and Capital Resources

As of March 31, 2024, we had $724 in cash and no cash equivalents.

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

Following the Initial Public Offering and the Private Placement, a total of $116,725,000 was placed in the Trust Account and we had $9,478 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $6,877,164 in transaction costs, consisting of $1,955,000 of underwriting fees, $4,370,000 of deferred underwriting fees and $552,164 of other offering costs. On October 20, 2022, in connection with our stockholders meeting to approve the extension, 10,805,877 shares of our common stock were redeemed leaving 694,123 shares subject to redemption. In connection with the redemption we withdrew $110,472,254 from the Trust Account. On November 6, 2023, in connection with the stockholders meeting to approve the extension, 579,157 shares of DHAC’s common stock were redeemed leaving 114,966 shares subject to redemption.

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

On May 5, 2023 and as amended on April 17, 2024, the Company entered into a securities purchase agreement (the “May 2023 SPA”) with an institutional investor (the “Holder”). Pursuant to the May 2023 SPA, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and is due and payable on June 30, 2024.

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

On November 21, 2023, DHAC, VSee and iDoc entered into an amendment to the Original Bridge SPA, pursuant to which the Bridge Investor agreed to purchase the Additional Bridge Notes in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased at signing of the Bridge Amendment, which will mature on May 21, 2025 and (2) a $55,556 note purchased at a later date mutually agreed upon by DHAC and the Bridge Investor, which is currently expected to be upon the filing of an amendment to DHAC’s Registration Statement on Form S-4 in connection with the Business Combination. The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of DHAC common stock, par value $0.0001 at a fixed conversion price of $10 per share. The conversion price of the Additional Bridge Notes is subject to reset if DHAC’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the DHAC common stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of March 31, 2024, $150,000 has been funded.

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

For the three months ended March 31, 2024, cash used in operating activities was $335,318. Net loss of $967,817 was primarily comprised of initial loss on Additional Bridge Note of $3,851, change in fair value of Exchange note of $192,801, change in fair value of ELOC note $13,956, change in fair value of Additional Bridge Note of $2,133, change in fair value of Extension Note bifurcated derivative of $4, and interest earned on investments held in Trust Account of $17,853. Changes in operating assets and liabilities provided $473,299 of cash for operating activities.

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

As of March 31, 2024, the Company had a cash balance of $724 and a working capital deficiency of $8,968,207 net of $0 of allowable interest withdraws from trust to cover income and franchise taxes. In addition, in connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40 Presentation of Financial Statements – Going Concern, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities of the Company as of March 31, 2024. The Company intends to complete a Business Combination before the mandatory liquidation date.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Condensed consolidated Financial Statements included in this report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. The most significant accounting estimates were the assumptions used to fair value the PIPE Forward Contract (as defined in financial statement Note 6 - Commitments), the Extension Note Bifurcated Derivative, the Bridge Note Bifurcated Derivative (as defined in financial statement Note 2), the Additional Bridge Note and the Exchange Note. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Recent Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K as filed with the SEC on April 12, 2024, File No. 001-41015. As of the date of this Report, there have been no material changes to the risk factors disclosed in said Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Offerings

Unregistered Sales

For this fiscal quarter, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

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
2.1

First Amendment to the Third Amended and Restated Business Combination Agreement, dated as of February 13, 2024, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 13, 2024)

2.2

Second Amendment to the Third Amended and Restated Business Combination Agreement, dated as of April 17, 2024, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 18, 2024)

10.1

Side Letter dated January 22, 2024 to the Registration Rights Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp. and the Bridge Investor (incorporated by reference to Exhibit 10.49 filed with the Form S-4/A filed by the Registrant on April 24, 2024).

10.2

Form of Amended and Restated Conversion Securities Purchase Agreement with the Bridge Investor for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 13, 2024).

10.3

Form of Amended and Restated Conversion Securities Purchase Agreement with Tidewater for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 13, 2024.

10.4

Letter Agreement dated April 17, 2024 to the Promissory Note dated November 21, 2023 and January 25, 2024 issued by Digital Health Acquisition Corp. to the Bridge Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 18, 2024).

10.5

Letter Agreement dated April 17, 2024 to the Extension Securities Purchase Agreement and Extension Note dated May 3, 2023 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 18, 2024).

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

DIGITAL HEALTH ACQUISITION CORP.

Date: May 14, 2024	By:	/s/ Scott Wolf
	Name:	Scott Wolf
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Daniel Sullivan
	Name:	Daniel Sullivan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)