Form 10-Q
period 2024-06-30
VSEE HEALTH, INC.
filed 2024-09-23
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41015

VSee Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2970927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

980 N Federal Hwy

Suite 304

Boca Raton, FL 33432

(Address of Principal Executive Offices)

(754) 231-1688

(Registrant’s telephone number)

DIGITAL HEALTH ACQUISITION CORP.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	VSEE	The Nasdaq Stock Market LLC

Warrants, which entitles the holder to purchase one (1) share of common stock at a price of $11.50 per whole share	VSEEW	The Nasdaq Stock Market LLC

As of September 23, 2024, there were 15,262,278 of the registrant’s common stock and 6,158 Series A preferred stock outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in the Form 8-K filed by us on June 28, 2024 and the following:

●	We operate in a competitive industry, and if either is not able to compete effectively, its business, financial condition, and results of operations will be harmed.
●	The level of demand for and market utilization of our software and solutions are subject to a high degree of uncertainty.
●	We may incur losses in the future, and thereafter may never achieve or sustain profitability again.
●	The developing and rapidly evolving nature of our business and the markets in which we operate may make it difficult to evaluate our business.
●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
●	The business, financial condition and results of our operations have been and may continue to be adversely impacted by the COVID-19 pandemic or similar epidemics in the future or other adverse public health developments, including government responses to such events.
●	Our sales cycles can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
●	Developments affecting spending by the healthcare industry could adversely affect our revenues.
●	Our practices relies on physician and physician extender’s abilities and therefore there are potential medical malpractice risks that may adversely affect our business.
●	Economic uncertainties or prolonged downturns in the general economy, or political changes, could disproportionately affect the demand for our solutions and harm our business.
●	Our existing clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from them, our business may be harmed.

●	Our telemedicine business and growth strategy depends on our ability to maintain and expand our network of established hospital system and telemedicine user bases, board-certified physicians and other provider specialists. If we are unable to maintain and expand our network, our future growth would be limited and ours business would be harmed.
●	Our telemedicine business is dependent on our relationships with affiliated professional entities, which we do not own, to provide medical services, and our business would be harmed if those relationships were disrupted.
●	If we are not able to develop and release new solutions, or successful enhancements, new features and modifications to our existing solutions, our business could be harmed.
●	Any failure to offer high-quality technical support services may harm our relationships with our clients and our financial results.
●	Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.
●	We depend on our senior management team, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could harm our business.
●	Our management team has broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.
●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.
●	If we are unable to grow, or if we fail to manage future growth effectively, our revenues may not increase and we may be unable to implement our business strategy.
●	If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and our business would be harmed.
●	We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which may adversely affect the market price of our common stock.
●	We may in the future become subject to litigation, which could be costly and time-consuming to defend.
●	We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could harm our business.
●	Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
●	We will likely require additional capital from equity or debt financings to support business growth, and this capital might not be available on acceptable terms, if at all.
●	The price of our Common Stock and Public Warrants may be volatile, which could result in substantial losses for investors.

●	Our stock price may continue to fluctuate.

These and other factors could cause actual results to differ from those implied by the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. The forward-looking statements are based on the current and reasonable expectations of our management but are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated or that we will achieve or realize these plans, intentions or expectations.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,105,971	$118,734
Accounts receivable, net of allowance for credit losses of $1,741,238 and $32,457 as of June 30, 2024, and December 31, 2023, respectively	2,513,855	628,480
Due from related party	785,934	—
Prepaids and other current assets	760,789	79,920
Total current assets	5,166,549	827,134

Note receivable, related party	245,500	—
Right-of-use assets, net (related party portion $260,373 and zero as of June 30, 2024, and December 31, 2023, respectively)	691,684	—
Intangible assets	12,100,000	—
Goodwill	59,900,694	—
Fixed assets, net	883,323	3,657
Total assets	$78,987,750	$830,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$6,752,985	$1,824,408
Deferred revenue	1,023,492	802,524
Due to related party	456,858	338,506
Right-of use liability - operating (related party portion $101,401 and zero as of June 30, 2024, and December 31, 2023, respectively)	222,910	—
Right-of use liability - financing	507,538	—
Factoring payable	348,463	—
Encompass Purchase liability	268,038	—
SAFE Note	—	135,000
Contingent liability	—	600,000
ELOC	638,321	—
ELOC Note	500,000	—
Additional Bridge Note	397,408	—
Exchange Note	5,666,873	—
Quantum Convertible Note	4,697,050	—
Loan payable, related party, net of discount	471,651	323,000
Line of credit and note payable, net of discount	928,280	220,000
Total current liabilities	22,879,867	4,243,438

Line of credit and notes payable, less current portion, net of discount	593,941	—
Right-of-use liability - operating, less current portion (related party portion $163,658 and zero as of June 30, 2024, and December 31, 2023, respectively)	471,507
Right-of-use liability - financing, less current portion	231,879	—
Total liabilities	24,177,194	4,243,438

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,158 and zero shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	1	—
Common stock, $0.0001 par value; 100,000,000 shares authorized 14,806,820 and 4,639,643 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	1,481	464
Additional paid-in capital	64,582,130	6,027,153
Accumulated deficit	(9,773,056)	(9,114,985)
Non-controlling interest	—	(325,279)
Total stockholders’ equity (deficit)	54,810,556	(3,412,647)
Total liabilities and stockholders’ equity (deficit)	$78,987,750	$830,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Subscription fees	$1,037,426	$1,022,631	$2,042,628	$2,183,822
Professional services and other fees	421,632	218,942	749,475	478,332
Technical engineering fees	189,939	48,650	352,889	224,337
Patient fees	31,520	—	31,520	—
Telehealth fees	30,569	—	30,569	—
Institutional fees	480	—	480	—
Total Revenue	1,711,566	1,290,223	3,207,561	2,886,491
Cost of goods sold	486,640	474,287	872,893	1,049,609
Gross margin	1,224,926	815,936	2,334,668	1,836,882

Operating expenses
Compensation and related benefits	918,411	1,084,618	1,811,988	2,420,170
General and administrative	509,050	326,386	660,398	607,639
Transaction expenses	980,807	16,059	1,007,145	57,345
Total operating expenses	2,408,268	1,427,063	3,479,531	3,085,154

Net operating loss	(1,183,342)	(611,127)	(1,144,863)	(1,248,272)

Other income (expenses):
Interest expense	(349,695)	(79,860)	(359,005)	(127,262)
Other income	2	3	2	19,619
Change in fair value of financial instruments	548,100	88,008	548,100	114,077
Loss on issuance of financial instruments	(1,618,234)	—	(1,618,234)	—
Total other (expenses) income	(1,419,827)	8,151	(1,429,137)	6,434

Loss before income taxes	(2,603,169)	(602,976)	(2,574,000)	(1,241,838)

Benefit from income tax	2,241,208	174,395	2,241,208	357,238

Net loss	(361,961)	(428,581)	(332,792)	(884,600)
Net loss attributable to non-controlling interest	$(31,980)	$(3,971)	$—	$(8,738)
Net loss attributable to stockholders	$(329,981)	$(424,610)	$(332,792)	$(875,862)

Basic and diluted loss per common share	$(0.06)	$(0.09)	$(0.07)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	5,302,490	4,639,643	4,971,066	4,639,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Non-	Total
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, December 31, 2023	—	$—	4,639,643	$464	$6,027,153	$(9,114,985)	$(325,279)	$(3,412,647)

Net loss	—	—	—	—	—	(2,811)	—	(2,811)

Non-controlling interest	—	—	—	—	—	—	31,980	31,980

Balance, March 31, 2024	—	$—	4,639,643	$464	$6,027,153	$(9,117,796)	$(293,299)	$(3,383,478)

Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	—	—	354,441	36	(36)	(325,279)	325,279	—

Non-controlling interest	—	—	—	—	—	—	(31,980)	(31,980)

Escrow shares released from stock payable	—	—	239,424	24	127,686	—	—	127,710

Shares issued as conversion of debt of VSee debt holders	—	—	12,846	1	155,564	—	—	155,565

Reverse recapitalization	—	—	3,603,966	360	(17,381,804)	—	—	(17,381,444)

Shares issued as consideration to iDoc shareholders	—	—	4,950,000	495	67,450,680	—	—	67,451,175

Shares issued as conversion of iDoc debt as part of the consideration in the acquisition	—	—	592,500	59	1,184,941	—	—	1,185,000

Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	300	—	—	—	300,000	—	—	300,000

Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	—	—	300,000	30	599,970	—	—	600,000

Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	220	—	—	—	220,000	—	—	220,000

Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	1,268	—	—	—	1,268,000	—	—	1,268,000

Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	4,370	1	—	—	4,369,999	—	—	4,370,000

Shares issued to settled iDoc debt holders	—	—	114,000	12	227,988	—	—	228,000

Stock based compensation	—	—	—	—	31,989	—	—	31,989

Net loss	—	—	—	—	—	(329,981)	—	(329,981)

Balance, June 30, 2024	6,158	$1	14,806,820	$1,481	$64,582,130	$(9,773,056)	$—	$54,810,556

					Additional		Non-	Total
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	—	$—	4,639,643	$464	$6,027,153	$(5,666,895)	$(362,755)	$(2,033)

Net loss	—	—	—	—	—	(451,252)	—	(451,252)

Non-controlling interest	—	—	—	—	—	—	(4,767)	(4,767)

Balance, March 31, 2023	—	$—	4,639,643	$464	$6,027,153	$(6,118,147)	$(367,522)	$(458,052)

Net loss	—	—	—	—	—	(424,610)	—	(424,610)

Non-controlling interest	—	—	—	—	—	—	(3,971)	(3,971)

Balance, June 30, 2023	—	$—	4,639,643	$464	$6,027,153	$(6,542,757)	$(371,493)	$(886,633)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	For the Six Months Ended June 30,
	2024	2023
Net loss	$(332,792)	$(884,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of financial instrument	1,618,234	—
Original issue discount and interest accrued on Quantum Convertible Note	304,932	—
Change in fair value of financial instruments	(548,100)	(114,077)
Amortization of discount on note payable	7,000	74,568
Amortization of right-of-use assets	3,540	—
Stock based compensation	31,989	—
Depreciation and amortization	2,091	204
Allowance for expected credit losses	21,428	22,718
Deferred tax asset and liabilities	(2,336,506)	(357,236)
Changes in operating assets and liabilities:
Accounts receivable	216,774	(107,254)
Prepaids and other current assets	(16,208)	51,920
Accounts payable and accrued liabilities	(1,582,393)	931,711
Right-of-use liabilities	5,526	—
Deferred revenue	220,968	(223,631)
Due to related party	(210,697)	131,034
Net cash used in operating activities	(2,594,214)	(474,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Business Combination – iDoc	29,123	—
Purchase of fixed assets	(45,513)	(2,690)
Net cash used in investing activities	(16,390)	(2,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Quantum Convertible Note	2,700,000	—
Proceeds from note payable	—	200,000
Proceeds from reverse recapitalization with DHAC	1,323,362	—
Proceeds from loan payable, related party	—	120,000
Repayment on factoring payable	(10,941)	—
Repayment on Encompass Purchase liability	(1,030)	—
Repayment on advances from related party	(47,800)	—
Repayment on Extension Note	(365,750)	—
Net cash provided by financing activities	3,597,841	320,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	987,237	(157,333)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,734	230,664
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,105,971	$73,331

Supplemental disclosure of cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$2,772	$—
Non-cash investing and financing activities:
Net liabilities assumed in reverse merger	$(18,704,806)	$—
Shares issued to DHAC Sponsor group for debt settled	$1,268,000	$—
Shares issued to A.G.P. Underwriter	$4,370,000	$—
Shares issued to VSee debt holders	$1,310,710	$—
Fair value of shares issued in iDoc acquisition	$68,907,052	$—
Acquisition of non-controlling interest in TAD	$325,279	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Organization and Description of Business

VSee Health, Inc. (f/k/a Digital Health Acquisition Corp., a Delaware corporation), (the “Company,” “we,” “our,” “VSee Health” and “us”) is a telehealth software platform solution. Our proprietary technology platform and modular software solution empower users to plug and play telehealth services with end-to-end encrypted video streaming integrated with medical device data, electronic medical records, and other sensitive data, with multiple other interactive functionalities that enable teamwork that VSee believes are not available from any other system worldwide. Our company’s core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem. Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing, healthcare industry. Our company will also be able to white label our solutions so they fit into the plans and strategies of our clients, all on a platform that is high-performance and highly scalable.

The Company was formed in Delaware on March 30, 2021 under the name Digital Health Acquisition Corp. (“DHAC”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On June 24, 2024 (the “Closing Date”), the parties consummated the business combination by and among DHAC, DHAC Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a direct, wholly-owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, Inc., a Delaware corporation (“VSee Lab”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”) (the “Business Combination”). In connection with the Business Combination, DHAC changed its name from Digital Health Acquisition Corp. to VSee Health, Inc. Furthermore, unless otherwise stated or unless the context otherwise requires, references to “DHAC” refer to Digital Health Acquisition Corp., a Delaware corporation, prior to the Closing Date.

At the closing (the “Closing”) of the Business Combination, (1) each share of DHAC common stock was re-designated as a share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and each outstanding warrant of DHAC was re-designated as a warrant of the Company and each whole warrant exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 (the “Warrant”); (2) each issued and outstanding share of Class A common stock of VSee Lab (including all securities that are converted or exchanged into shares of VSee Lab Class A common stock) immediately prior to the Business Combination was automatically cancelled and extinguished and converted into the right to receive approximately 0.40 shares of Common Stock; and (3) each issued and outstanding share of Class A common stock of iDoc immediately prior to the Business Combination was automatically cancelled and extinguished and converted into the right to receive approximately 994.38 shares of Common Stock.

Furthermore, with the Closing of the Business Combination, (1) pursuant to certain securities purchase agreements entered into on November 21, 2023, (the “Loan Conversion SPAs”), by and among DHAC, VSee Lab and/or iDoc with certain lenders of each of DHAC, Vsee Lab and iDoc, certain indebtedness of each of DHAC, VSee Lab and iDoc was converted into shares of series A preferred stock of VSee Health, par value $0.0001 per share (the “Series A Preferred Stock”) upon Closing and the Company issued 1,788 Series A Preferred Stock to such lenders; (2) pursuant to certain securities purchase agreements entered into on November 21, 2023 and as further amended and restated on February 13, 2024 (the “A&R Loan Conversion SPAs”), by and among DHAC, VSee Lab and/or iDoc and certain lenders, following assumption and conversion of the underlying loans, the Company issued 892,500 shares of Common Stock to such lenders after the Closing; and (3) in connection with services performed by A.G.P./Alliance Global Partners (“A.G.P.”) during DHAC’s initial public offering and pursuant to a securities purchase agreement entered into on November 3, 2022 and as further amended on November 21, 2023 (the “A.G.P. Securities Purchase Agreement”), the Company issued 4,370 shares of Series A Preferred Stock to A.G.P. upon Closing.

In addition, pursuant to the exchange agreement (the “Exchange Agreement”) entered by and among DHAC, VSee Lab and iDoc on November 21, 2023, the Company consummated the exchange of a senior convertible promissory note with an aggregate principle value of $2,523,744 (the “Exchange Note”) and issued the Exchange Note with an institutional and accredited investor (the “Bridge Investor”) on the Closing Date. The Exchange Note is guaranteed by each of the Company, VSee Lab and iDoc and is fully secured by collateral of the Company and its subsidiaries including, without limitation, the intellectual property, trademark, and patent rights. Moreover, in connection with the Closing and pursuant to the convertible note purchase agreement (the “Quantum Purchase Agreement”) entered by and between DHAC and an institutional and accredited investor (the “Quantum Investor”) on November 21, 2023, the Company, on June 25, 2024, issued and sold to the Quantum Investor a 7% original issue discount convertible promissory note (the “Quantum Convertible Note”) in the aggregate principal amount of $3,000,000.

The total number of shares of the Company’s Common Stock outstanding immediately following the Closing was approximately 14,692,820 comprising (i) 3,432,000 DHAC founders shares, (ii) 57,000 shares of Common Stock issued to DHAC stockholders, (iii) 5,246,354 shares of Common Stock issued to VSee Lab stockholders (a portion of which are subject to escrow); (iv) 4,950,000 shares of Common Stock issued to iDoc stockholders (a portion of which are subject to escrow); (v) 892,500 shares of Common Stock issued to certain lenders pursuant to the A&R Loan Conversion SPAs which were converted following the Closing; and (vi) 114,966 shares of Common Stock issued to the Company’s public stockholders, who are formerly DHAC stockholders.

Apart from the above, on November 21, 2023, DHAC entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with an institutional and accredited investor (the “Bridge Investor”) pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of VSee Health’s Common Stock, from time to time over a 36-month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the Closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The transaction is hereby referred as “ELOC.” In connection with the Bridge Investor’s commitment to enter into the ELOC transaction, pursuant to the ELOC Purchase Agreement, on July 2, 2024, the Company issued and sold to the Bridge Investor a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company Common Stock at an initial price of $10 per share (the “ELOC Note”).

Notwithstanding the legal form of the business combination pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization with VSee Lab as the accounting acquirer and DHAC and iDoc as the accounting acquirees. Accordingly for accounting purposes, the Business Combination is the equivalent of VSee Lab issuing stock for the net assets of DHAC, accompanied by a recapitalization. The net assets of DHAC were combined at historical cost as of the Closing Date, with no goodwill or other intangible assets recorded. For accounting purposes, VSee Lab is treated as the acquirer, which is the entity that has obtained control of another entity and, thus, consummated a business combination. The historical comparative financial information prior to June 24, 2024 as presented in this quarterly report is that of VSee Lab as VSee Lab is the predecessor of the Company and the accounting acquirer. As such, for accounting purposes, the “Company” as used in this quarterly report means “VSee Lab” when referring to financial numbers prior to June 24, 2024 and “VSee Health” when referring to financial numbers after June 24, 2024.

As VSee Lab is determined to be the accounting acquirer in the Business Combination, the acquisition of iDoc was treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and was accounted for using the acquisition method of accounting. The consideration transferred to acquire iDoc was allocated to the assets acquired and liabilities assumed based on the estimated acquisition-date fair values. The excess of consideration transferred to effect the acquisition over the fair values of assets acquired and liabilities assumed was recorded as goodwill. Refer to Note 3 – Business Combination for further details.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. As such the Company has accrued for the estimated excise tax as a result of the redemptions that occurred after December 31, 2022 totaling $72,395 which is reflected in the condensed consolidated balance sheet in Accounts payable and accrued liabilities.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio. See Note 11 - Equity for additional information.

The condensed consolidated financial statements include the accounts of VSee Health, Inc. and its subsidiaries, VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc. are both 100% wholly-owned subsidiaries of the Company. In addition the consolidation includes Encompass Healthcare Billing, LLC, a 100% wholly-owned subsidiary of iDoc and This American Doc, Inc. (“TAD”) now a wholly-owned subsidiary of VSee Lab. All intercompany amounts are eliminated upon consolidation. Prior to June 24, 2024, the condensed consolidated financial statements included the accounts of VSee Lab, Inc. and its 53.8% partially owned subsidiary, TAD.

The accompanying condensed consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2024, its results of operations, changes in stockholders’ deficit, and statements of cash flows for the three and six months ended June 30, 2024, and 2023, in conformity with U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the VSee Lab, Inc’s audited financial statements included on Form 424B3 Prospectus for the period ended December 31, 2023, as filed with the SEC on July 24, 2024. The interim results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods. Certain reclassifications have been made to the amounts in prior periods to conform to the current period's presentation primarily consisting of the breakout of revenue by category and the retroactive application of the recapitalization.

Implications of Being an Emerging Growth Company

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

The Company is also a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. The Company may take advantage of certain of the scaled disclosures available to smaller reporting companies.

Segments

The Company determined its reporting units in accordance with ASC 280, Segment Reporting (“ASC 280”). Management evaluates a reporting unit by first identifying operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has two consolidated operating segments. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

The Company’s reporting segments are Healthcare Technology (“Technology”) and Telehealth Services (“Telehealth”). VSee Lab, Inc is included in Technology, while iDoc Virtual Telehealth Solutions, Inc. is included in Telehealth.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of revenue recognition, allowance for credit losses, the fair value of the ELOC, , the Exchange Note, the Additional Bridge Note (as define below in the “Additional Bridge Financing” section), the Quantum Convertible Note, and income taxes.

The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and best estimates and judgments routinely require adjustment. Actual results could differ from those estimates.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. The Company’s federal tax return and any state tax returns are not currently under examination.

The Company has adopted Accounting Standards Codification (“ASC”) 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition in accordance with ASC 606, through the following five steps:

1) Identify the contract with a customer

The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.

Contractual terms for subscription services are typically 12 months. Contracts are cancellable with a 30-day notice period and customers are billed in annual, quarterly, or monthly installments in advance of the service period of the subscription. The Company is not required to refund any prorated prepayment fees invoiced to cover services that were provided.

The Company also has service contracts with hospitals or hospital systems, physician practice groups, and other users. These customer contracts typically range from two to three years, with an automatic renewal process. The Company either invoices these customers for the monthly fixed fee in advance or at the end of the month, depending on the contract terms. The contracts typically contain cancellation clauses with advance notice; therefore, the Company does not believe that it has any material outstanding commitment for future revenues beyond one year from the end of a reporting period.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s contracts typically contain cancellation clauses with advance notice; therefore, the Company does not believe that they have any material outstanding commitments for future revenues beyond one year from the end of a reporting period.

3) Determine the transaction price

The Company believes the quoted transaction prices in the customer contracts represent the stand- alone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract. The transaction price for each service provided is independent and established in the contract and based on the duration of service provided or for a rate for service provided. Fees are established based on the service transferred to the client.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company believes the quoted transaction prices in the customer contracts represent the stand alone selling prices for each of the separate performance obligations that are distinct and priced separately within the contract.

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, subscription services and institutional services provided to our clients.

Subscription Service Contracts and Performance Obligation

Subscriptions Services

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services as the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to the Company’s platform. The Company commences revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. The Company’s obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress towards satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Upfront nonrefundable fees on subscription services do not result in the transfer of a promised good or service to the client, therefore, the Company defers this revenue and recognizes it over the subscription period of the customer contract. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

The Company treats each subscription to a specific module as a distinct performance obligation because each module is capable of being distinct as the customer can benefit from the subscription to each module on its own and each subscription can be sold standalone.

Furthermore, the subscriptions to individual modules are distinct in the context of the contract as (1) the Company is not integrating the services with other services promised in the contract into a bundle of services that represent a combined output, (2) the subscriptions to specific modules do not significantly modify or customize the subscription to another module, and (3) the specific modules are not highly interdependent or highly interrelated. The subscription to each module is treated as a series of distinct performance obligations because it is distinct and substantially the same, satisfied over time, and has the same measure of progress.

The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Under the contracts, the clients pay a fixed rate per user per subscription service. Prior to the start of a contract, clients generally make upfront nonrefundable payments to the Company when contracting for implementation services.

The contract pricing is fixed and stated in the arrangements based on the work to be performed by the Company and represents the amount the Company is entitled to for delivering such goods and services. The quoted fees per promise and performance obligation are based on the most likely amount method for what the Company expects to collect.

Professional Services and Technical Engineering Fees and Performance Obligation

Performance obligations in the contract for professional services and technical engineering services are based on the specified quantity of professional service hours to customers. The performance obligation in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Under the contracts, the Company uses standalone prices when allocating the transfer price. The contract pricing is fixed and stated in the arrangements based on the work to be performed by the Company and represents the amount the Company is entitled to for delivering such goods and services. The quoted fees per promise and performance obligation are based on the most likely amount method for what the Company expects to collect.

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual service hours or the duration of services under the contract. Revenue is recognized based on the percentage of service hours provided to customers.

Patient Fees Services and Performance Obligation

Patient Fee Services

Patient fees represent a series of distinct services because the performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by the Company’s medical professionals. The Company commences revenue recognition on patient services when the Company satisfies its performance obligation to provide professional medical services to patients.

Patient Fee Contracts Involving Third-Party Payors

The Company receives payments from patients, third-party payers and others for patient fee services. Third-party payers pay the Company based on contracted rates or the entities’ billed charges. Payments received from third-party payers are generally less than billed charges. The Company receives less than its total established charges for its services. The Company determines the transaction price on patient fees based on standard charges for services provided, reduced by adjustments provided to third-party payors, and implicit price concessions provided to uninsured patients. The Company monitors its revenue and receivables from third-party payers and records an estimated contractual allowance to properly account for the differences between billed and reimbursed amounts.

Revenue from third-party payers is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and allowance for doubtful accounts receivable. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.

All of the Company’s telemedicine contracts for patient reimbursement fees are directly billed to the payers by the Company. The Company earns patient fees by providing high acuity patient care solutions. For patient fees, performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by the Company’s medical professionals. The revenue is determined based on the telemedicine billing code(s) associated with the respective professional service rendered to patients. The Company earns primarily from reimbursement from the following third-party payors:

Medicare

The Medicare program offers beneficiaries different ways to obtain medical benefits: (i) Medicare Part A, which covers, among other things, in-patient hospital, SNFs, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, durable medical equipment, and certain other types of items and healthcare services; (iii) Medicare Part C, also known as Medicare Advantage, which is a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B; and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

The Company’s affiliated provider network is reimbursed by the Part B and Part C programs for certain of the telemedicine services it provides to Medicare beneficiaries. Medicare coverage for telemedicine services is treated distinctly from other types of professional medical services and is limited by federal statute and subject to specific conditions of participation and payment pursuant to Medicare regulations, policies and guidelines, including the location of the patient, the type of service, and the modality for delivering the telemedicine service, among others.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states (or the state’s designated managed care or other similar organizations) under approved plans. Our affiliated provider network is reimbursed by certain State Medicaid programs for certain of the telemedicine services it provides to Medicaid beneficiaries. Medicaid coverage for telemedicine services varies by state and is subject to specific conditions of participation and payment.

Commercial Insurance Providers

The Company is reimbursed by commercial insurance carriers. The basis for payment to the commercial insurance providers is consistent with Medicare reimbursement fee structure guidelines and the Company is in-network or out-of-network with the commercial insurance carriers based on state and insurer requirements.

Telehealth Fees Service Contracts and Performance Obligation

Contract For Telemedicine Care Services

Performance obligations in the contract for telemedicine care are based on services provided via the use of hardware and software integration that includes multi-participant video conferencing, and electronic communication for 24 hours per day, seven days per week for the duration of the contract. The Company provides administrative support for the tele-physician services and coordinates the services of its clinicians’ network through administrative support, hardware support, and software support and provider coverage availability. The Company provides coverage availability of its physician services ranging from 12-24 hours per day. Performance obligations in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from patient services and institutional services obligations. Performance obligations are met when the Company provides administrative, business, and medical records and reports related to their professional services rendered pursuant to the agreement in such format and upon such interval as hospitals may require. Revenue from telemedicine care services is included in telehealth fees in the condensed consolidated financial statements.

The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration, using the expected value or the most likely amount method, whichever is expected to better predict the amount. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to the Company. The determination of the amount of revenue the Company can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life or expected performance period, of at least 3 years.

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual tele-physician hours services monthly. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to the Company when contracting for Company training, hardware and software installation and integration, which includes a one-time setup of software security, API interfaces, and compatibility between hospital existing equipment and hardware and software. The Company recognizes revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which the Company’s clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and the Company records start-up fees as one-time revenue when the start-up service is complete.

Institutional Fees Service Contracts and Performance Obligation

Contract For Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations in the contract for EEG professional interpretation services are based on the number of professional services EEG interpretation provides monthly. The performance obligation in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To facilitate the delivery of the EEG professional interpretation services, the Company’s physicians use EEG telemedicine equipment provided by the Company. The performance obligation is satisfied based on the number of EEG professional interpretations performed by the Company’s physicians. The number of professional interpretations is traced monthly by both parties and used to determine the revenue earned based on established contractual rates and are included in institutional fees in the condensed consolidated financial statements.

Under most of the Company’s contracts, including contracts with its two top customers, the customer pays fixed monthly fees for telemedicine consultation services, EEG professional interpretation services, platform software services, and hardware fees. The fixed monthly fee provides for a predetermined number of daily, monthly, or annual physician hours of coverage and agreed upon rates for interpretation and software services. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment and the Company’s virtual health care platform, which is provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services.

The Company commences revenue recognition on EEG professional interpretation services when the Company satisfies its performance obligation to provide professional interpretation monthly. The performance obligation in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

Cost of Revenue

Cost of revenue consists primarily of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party software services and contractors, and other services used in connection with delivery and support of the Company’s platform subscription services. The Company’s Cost of revenue also consists primarily of expenses related to compensation-related expenses for the Company’s telehealth service providers, costs for third-party software and hardware services and independent medical providers, and other services used in connection with the delivery and support of the Company’s telehealth platform.

Transaction Expenses

On June 15, 2022, DHAC entered into the Original Business Combination Agreement with DHAC Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, and iDoc. On August 9, 2022, the parties to the Original Business Combination Agreement, entered into the First Amended and Restated Business Combination Agreement, pursuant to which the Original Business Combination Agreement was amended and restated in its entirety. The parties to the First Business Combination Agreement entered into the Second Amended and Restated Business Combination Agreement on October 6, 2022, pursuant to which the First Amended and Restated Business Combination Agreement was amended and restated in its entirety, which was subsequently amended by the First Amendment to the Second Amended and Restated Business Combination Agreement dated November 3, 2022. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee Lab and iDoc entered into the Third Amended and Restated Business Combination Agreement, which was subsequently amended by the First Amendment to the Third Amended and Restated Business Combination Agreement on February 13, 2024 and the Second Amendment to the Third Amended and Restated Business Combination Agreement on April 17, 2024 (as amended, the “Business Combination Agreement”) and concurrently entered into various transactions that provide financing for DHAC, VSee Lab, iDoc and the Company (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”). During the three months ended June 30, 2024 and 2023, the Company (which, for accounting purpose, refers to VSee Health, Inc. after June 24, 2024 and VSee Lab, Inc. prior to June 24, 2024) incurred transaction expenses related to the business combination of $980,807 and $16,059, respectively, for professional fees, including legal, taxation, business consulting, and audit services. During the six months ended June 30, 2024 and 2023, the Company (which, for accounting purpose, refers to VSee Health, Inc. after June 24, 2024 and VSee Lab, Inc. prior to June 24, 2024) incurred transaction expenses related to the business combination of $1,007,145 and $57,345, respectively, for professional fees, including legal, taxation, business consulting, and audit services.

Net Loss Per Common Share

The Company computes income (loss) per common share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. The following are potentially dilutive shares as of June 30, 2024 and 2023:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net loss	$(329,981)	$(424,610)	$(332,792)	$(875,862)
Weighted average shares outstanding – basic and diluted	5,302,490	4,639,643	4,971,066	4,639,643
Net loss per share – basic and diluted	$(0.06)	$(0.09)	$(0.07)	$(0.19)
Excluded securities:(1)
Public Warrants	11,500,000	—	11,500,000	—
Private Warrants	557,000	—	557,000	—
Bridge Warrants	173,913	—	173,913	—
Extension Warrants	26,086	—	26,086	—
Quantum Convertible Note (2)	1,502,466	—	1,502,466	—
Additional Bridge Notes (2)	86,692	—	86,692	—
Exchange Note (2)	1,324,125	—	1,324,125	—
Series A Preferred stock common stock equivalents (3)	3,079,000	—	3,079,000	—
Stock options granted	803,646	—	803,646	—
●	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the three and six-months ended June 30, 2024, as the result would be anti-dilutive.
●	including the interest amount thereon and at the floor conversion price of $2.00

●	assuming the maximum conversion thereon and at the floor conversion price of $2.00

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of June 30, 2024, and December 31, 2023.

Accounts Receivable and Credit losses

The Company carries its accounts receivable at net realizable value. The Company maintains an allowance for credit losses for the estimated losses resulting from the inability of the Company’s clients to pay their invoices. Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the allowance for credit losses of $1,696,553.

As of June 30, 2024 and December 31, 2023, respectively, the allowance for credit losses was $1,741,238 and $32,457, respectively. For the three month ended June 30, 2024 and 2023, the Company recognized $12,227 and $4,410 of bad debt expenses. For the six month ended June 30, 2024 and 2023, the Company recognized $21,428 and $22,718 of bad debt expenses.

The following table presents VSee Health’s allowance for credit losses at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Beginning allowance for credit losses	$32,457	$—
Allowance for credit losses, due to acquisition	1,696,553	—
Allowance for credit losses	21,428	32,457
Less accounts receivable write-off included in allowance for credit losses above	(9,200)	—
Ending allowance for credit losses	$1,741,238	$32,457

Prepaid Assets

Prepaid assets are costs that have been paid but are not yet used up or have not yet expired. As the amount expires, the current asset is reduced, and the amount of the reduction is reported as an expense on the condensed consolidated statements of operations.

Leases

The Company accounts for leases under ASC Top 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating and finance leases are included in right-of-use asset, current portion of right-of-use liability, and right-of-use liability less current portion in the Company’s condensed consolidated balance sheets. Operating and finance lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date.

As permitted under ASC 842, the Company has made an accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Fair Value of Financial Instruments

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The carrying amounts reflected in the accompanying balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

See Note 14 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification.

This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the Public Warrants, private warrants, Bridge Warrants (as defined below) and the Extension Warrants (as defined below) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Fixed Assets

Fixed Assets are recorded at historical cost, less accumulated depreciation. No fixed assets is required to be recorded on any transaction less than $1,000. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. During the six months ended June 30, 2024, the Company purchased office and medical equipment, which is being depreciated over a three-year useful life. The acquisition of iDoc (see further Note 3 – Business Combination) also resulted in office and medical equipment and furniture fixed asset additions during the six months ended June 30, 2024. Depreciation is calculated on the straight-line method over the estimated useful lives of these respective assets, which is three to ten years. Repair and maintenance costs are charged to expenses as incurred.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As of June 30, 2024, the fair value of goodwill was $59,900,694, as described in Note 3, Business Acquisition.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets comprise of developed technology and customer list (See Note 3 – Business Combination). Developed technology and customer relationships are amortized using the straight-line method over the five-year and ten-year estimated useful lives of the assets, respectively. As of June 30, 2024, the fair value of developed technology and customer list was $10,000,000 and $2,100,000, respectively, as described in Note 3, Business Acquisition.

Impairment of Long-lived and Intangible Assets

In accordance with ASC 360-10 Property Plant and Equipment and ASC 350-10 Intangibles, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company recorded $0 of impairment charges during the six months ended June 30, 2024 and 2023.

Original Issue Discount on Debt

When the Company issues notes payable with a face value higher than the proceeds it receives, it records the difference as a debt discount and amortizes the discount as interest expense over the life of the underlying note payable.

Going Concern

As disclosed in the prior year's financial statements, there were significant doubts about the Company's ability to continue as a going concern due to persistent operating losses during the past two years, and a deteriorating liquidity position from the Company generating negative operating cash.

Management has undertaken a series of measures to address these concerns, which include:

●	Revenue Enhancement Strategies: The Company and including the acquisition of iDoc on June 24, 2024 (See further Note 3- Business Combination) has won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline. During the third quarter, service commenced to a client in the new market, driving positive future revenue growth.
●	Additional Financing: The Company is in negotiations with an investor for additional financing, which is expected to support its working capital needs and fund its growth initiatives.
●	ELOC Financing: The Company has an ELOC agreement dated November 21, 2023, with the right to issue and sell to the Investor, from time to time, and the Investor shall purchase from the Company, up to the lesser of (i) $50,000,000 in the aggregate gross purchase price of newly issued shares of the Company’s common stock. Per the ELOC agreement, the aggregate number of shares issued in connection with the ELOC may not exceed 19.9% of the number of issued and outstanding shares. The Investor shall have the right but not the obligation to purchase shares at the Floor Price if the VWAP on the Advance Notice date is less than the Floor Price ($2.00).

Management has determined that the liquidity condition and historical operating losses raises substantial doubt about its ability to continue as a going concern for a period of time of least one year after the date that the accompanying condensed consolidated financial statements are issued.

There is no assurance that the Company’s plans to alleviate such concerns will be successful or successful within one year after the date the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3	Business Combination

Acquisition of iDoc Telehealth Solutions, Inc.

On June 24, 2024, the Company completed the Business Combination between DHAC, VSee Lab (“VSee Lab”) a company providing comprehensive telehealth platform and software services for U.S. hospitals and enterprises, and iDoc Telehealth Solutions, Inc. (“iDoc”), a tele-intensive acute care and tele-neurocritical care company, providing tele-intensive acute care, and tele-neurocritical care in high value hospital environments. As noted above, the closing of the Business Combination resulted in the acquisition of iDoc and a reverse recapitalization with DHAC (see Note 11 Equity for discussion of recapitalization). The acquisition of iDoc is treated for accounting purposes as VSee Lab being the accounting acquirer and iDoc the acquiree. iDoc can complement VSee Lab’s business by leveraging its extensive telehealth platform, and neuro and general critical expertise to treat and monitor acutely ill patients with diseases of the brain, spinal cord, heart, and lungs that often have complicated medical problems and by responding to the need for rapid, effective treatment of emergency patients and the shortage of critical care experts. The Telehealth market today is one characterized by rapid transformation, with major customers and hospital systems looking to build or add capabilities and major legacy competitors looking to shore up historical limitations. The rapid transformation of the telehealth market indicates strong future growth of the market, and its current offerings provide an attractive value proposition to health systems, medical groups, and individual medical practitioners, driving higher market share.

As such, at the Closing of the Business Combination and for accounting purposes, the transaction was treated as if VSee Lab issued (1) 4,950,000 shares of Common Stock to iDoc stockholders; (2) 292,500 shares of Common Stock pursuant to one of the A&R Loan Conversion SPA between DHAC, iDoc and a lender in connection with the payoff of a debt between iDoc and the lender at the Closing, (3) 300,000 shares of Common Stock pursuant to the A&R Loan Conversion SPA between DHAC, iDoc and the Bridge Investor in connection with the payoff of a debt between iDoc and the Bridge Investor at the Closing and (4) 300 shares of Series A Preferred Shares that are convertible into 150,000 shares of Common Stock assuming maximum conversion at the floor conversion price of $2 in connection with the payoff of an outstanding debt of iDoc. This represents an aggregate of 5,692,500 shares of Common Stock (among which 5,542,500 shares of Common Stock were issued at Closing and 150,000 shares of Common Stock were issuable at Closing upon conversion of the Series A Preferred Shares), representing approximately $68,936,175 in consideration based on a closing price of $12.11 per share as of the Closing Date on June 24, 2024.

Purchase Consideration

The following table summarizes the purchase consideration for the iDoc acquisition:

Amount
4,950,000 shares of common stock issued to sellers at $12.11 per share	$59,944,500
292,500 shares of common stock issued upon conversion of debt at $12.11 per share	3,542,175
300,000 shares of common stock issued upon conversion of debt at $12.11 per share	3,633,000
300 shares of series A preferred stock issued upon conversion of debt, of which upon conversion, 150,000 shares of common stock are issuable, at $12.11 per share	1,816,500

Total purchase consideration	$68,936,175

A summary of the preliminary allocation of the total purchase consideration for iDoc is presented as follows:

Total purchase price consideration, net of cash acquired of $29,123	$68,907,052

Estimated fair value of assets:
Accounts receivable, net*	$2,123,578
Due from related party	992,746
Deferred tax assets, net	—
Note receivable, related party	245,500
Prepaid expenses and other current assets	164,661
Customer relationships	2,100,000
Developed technology	10,000,000
Right-of-use assets, net	430,359
Right-of-use assets, net - related party	265,058
Fixed assets, net	839,785
Total assets acquired	$17,161,687

Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$2,067,552
Line of credit and notes payable, net of discount	2,516,345
Right-of-use liability - operating- related party	265,058
Right-of-use liability - operating	430,359
Right-of-use liability - financing	736,624
Deferred tax liabilities	2,139,391
Total liabilities assumed	8,155,329

Goodwill	$59,900,694

The purchase price allocation for iDoc is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but is currently unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.

* As of the acquisition date, gross contractual accounts receivable was approximately $3.8 million and the Company expects that approximately $1.7 million will not be collected.

The Company’s Consolidated Statements of Operations for the second quarter and first six months of fiscal 2024 include revenue of $62,569 and a net loss of $21,843 attributable to iDoc since the date of acquisition.

The Company (as the successor of VSee Lab for accounting purposes) incurred transaction costs related to the iDoc acquisition and these costs were expensed as incurred in transaction expenses in the Consolidated Statements of Operations. We incurred $980,807 and $1,007,145 of these transaction costs in the three and six months ended June 30, 2024, respectively.

In connection with the iDoc acquisition, the Company (as the successor of VSee Lab for accounting purposes) assumed $3,509,000 aggregate principal amount of outstanding notes that did not convert to equity on the acquisition date. The notes had an aggregate fair value of $2,516,000 as of the acquisition date. iDoc had $1,485,000 of outstanding notes pursuant to that certain A&R Loan Conversion SPAs and Loan Conversion SPA with various lenders. Such outstanding notes by iDoc were paid off with the issuance of 592,500 shares of VSee Health Common Stock and 300 shares of VSee Health Series A Preferred Stock (which are convertible into 150,000 shares of Common Stock assuming maximum conversion at the floor conversion price of $2) to the respective lenders at the Closing of the Business Combination.

The goodwill generated from iDoc is primarily related to the plan to continue to harness scale to further grow the platform for all stakeholders. Goodwill is not deductible for income tax purposes.

Purchased Intangible Assets

The following table presents as of the acquisition date details of the purchased intangible assets acquired:

	Weighted-Average Useful Life (in Years)	Amount
Customer relationships	10	$2,100,000
Developed technology	5	10,000,000

		$12,100,000

Developed technology represents the preliminary estimated fair value of iDoc’s internally developed processes, methodologies, algorithms, applications, technology platform, software code, website content, user interfaces, graphics, trade dress, databases and domain names. Customer relationships represent the preliminary estimated fair value of the underlying relationships with iDoc’s customers. The revenue and net loss included in the condensed consolidated financial statements from the iDoc acquistion are considered immaterial.

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of VSee Health’s operations and iDoc’s operations, as though the acquisition of iDoc had been completed as of the beginning of fiscal 2023. The pro forma financial information for the three and six months ended June 30, 2024, combines our results for these periods with that of iDoc’s results for the three and six months ended June 30, 2024. The pro forma financial information for the three and six months ended June 30, 2023, combines our results for these periods with the results of iDoc for the three and six months ended June 30, 2023.

The following table summarizes the pro forma financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$2,701,485	$2,769,241	$5,837,245	$6,314,200
Net loss	$(1,791,264)	$(1,030,910)	$(2,002,771)	$(2,106,741)
Weighted average shares:
Basic and diluted	14,694,087	14,692,820	14,693,450	14,692,820
Net Loss per share:
Basic and diluted	$(0.12)	$(0.07)	$(0.14)	$(0.14)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2023. The financial information for the periods presented above includes pro forma adjustments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of intangible assets	$(552,500)	$(552,500)	$(1,105,000)	$(1,105,000)
Transaction expenses	$182,675	$93,059	$301,013	$275,114

Recapitalization

As discussed in Note 1, Organization and Description of Business, at the closing (the “Closing”) of the Business Combination, (1) each share of DHAC common stock was re-designated as a share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and each outstanding warrant of DHAC was re-designated as a warrant of the

Company and each whole warrant exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 (the “Warrant”); (2) each issued and outstanding share of Class A common stock of VSee Lab (including all securities that are converted or exchanged into shares of VSee Lab Class A common stock) immediately prior to the Business Combination was automatically cancelled and extinguished and converted into the right to receive approximately 0.40 shares of Common Stock.

The shares and options granted to VSee shareholders were determined based on the estimated value attributed to VSee of $60.50 million as determined by the Board in its negotiations with VSee management. The 803,646 options granted are fully vested at the closing of the business combination and in accordance with ASC 805 are deemed to be part of the consideration granted in the business combination exchange as such no compensation expense is recognized. As such, the fully vested options are considered part of the recapitalization and have no accounting impact. There are a total of 174,302 options issued to employees whom will vest between 40% and 60% over a one year service period subsequent to the business combination which will be valued as of June 24, 2024 the grant date, see Note 11 for further discussion.

Shares
DHAC public shares, net of redemptions	114,966
DHAC Sponsor affiliate shares	3,432,000
VSee loan conversions shares	292,500
Bridge Investors shares	630,000
Other current DHAC stockholder shares	27,000
VSee company shares issued in Business Combination	5,246,354
iDoc company shares issued in Business Combination	4,950,000
Total Company common stock outstanding immediately following the Business Combination	14,692,820

For accounting purposes, since the Business Combination was treated as a reverse merger by and among VSee Lab, DHAC and was accounted as a reverse recapitalization, the 3,603,933 shares of DHAC common stock outstanding at the Closing were allocated to net the $17,381,444 liabilities assumed by the Company (as the successor of VSee Lab for accounting purposes). Below is a summary of the recapitalization and net equity impact on business combination by the Company on June 24, 2024:

Cash - Trust and cash	$1,323,362

Liabilities assumed
Accrued Expenses	$(4,876,314)
Due to Sponsor	(657,659)
Exchange Note	(6,155,925)
ELOC	(694,512)
Additional Bridge Notes	(466,646)
Promissory Note - Related Party	(350,000)
Promissory Note - SCS Capital LLC	(765,000)
Deferred Underwriting Fee Payable	(4,370,000)
Promissory Note - Extension Note	(335,750)
Extension Note - Embedded Derivative	(33,000)
Total liabilities assumed	(18,704,806)
Net equity impact on business combination	$(17,381,444)

Note 4	Fixed Assets

The components of fixed assets are summarized below:

	June 30, 2024	December 31, 2023
Office equipment	$19,264	$3,335
Medical equipment	122,095	1,000
Furniture	5,045	—
Leased equipment	736,624	—
Leasehold improvements	6,604	—
	889,632	4,335
Less accumulated depreciation	(6,309)	(678)
Fixed Assets, net	$883,323	$3,657

The Company (as the successor of VSee Lab for accounting purposes) recorded $1,473 and $157 in depreciation expense during the three months ended June 30, 2024 and 2023, respectively. The Company (as the successor of VSee Lab for accounting purposes) recorded $2,091 and $204 in depreciation expense during the six months ended June 30, 2024 and 2023, respectively. Amortization on the leased equipment is included in the accumulated depreciation. During the three and six months ended June 30, 2024, the Company (as the successor of VSee Lab for accounting purposes) recorded $3,540 in amortization expenses (See further Note 5 – Leases). The Company had no amortization expenses during the three and six months ended, June 30, 2023.

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (See Note 3 – Business Combination), the Company acquired at fair value, $736,624, $79,801, $11,709, $6,604 and $5,045 of leased equipment, medical equipment, office equipment, leasehold improvements and furniture, respectively.

Note 5	Leases

Operating Leases

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (See Note 3 – Business Combination), the Company assumed the following operating leases under iDoc for accounting purposes. iDoc leased office space in Boston, Massachusetts (“Massachusetts Lease”), Houston, Texas (“Texas Lease”), and Houston, Texas (“New Houston Lease”). iDoc commenced a new Massachusetts lease on September 1, 2023, ending on August 31, 2028. The Texas Lease was renewed on February 1, 2022 and was terminated on July 31, 2024, with an initial termination date of January 31, 2027. iDoc commenced a New Houston Lease on April 1, 2024 ending on March 31, 2027. The monthly lease payments for the Massachusetts Lease are $9,380 between September 1, 2023 and August 31, 2024, $9,630 between September 1, 2024 and August 31, 2025, $9,870 between September 1, 2025 and August 31, 2026, $10,120 between September 1, 2026 and August 31, 2027, and $10,360 between September 1, 2027 and August 31, 2028. The monthly lease payments for the Texas Lease are $10,000, and for the New Houston Lease are $1,000. The Company has no restrictive covenants related to the operating leases. The Company has no leases not yet commenced.

As a result of the acquisition, the operating lease right-of-use assets and liabilities were remeasured and recognized at the present value of future lease payments at the acquisition date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, which ranged from 17.9% to 18.5%, as the interest rate implicit in most of its leases is not readily determinable. The weighted average incremental borrowing rate was 18.3% as of June 30, 2024. Operating lease expense is recognized on a straight-line basis. The weighted average remaining lease term was 3.5 years as of June 30, 2024.

During the three and six months ended June 30, 2024, the Company (as the successor of VSee Lab for accounting purposes) recorded $3,733 as operating lease expense which is included in general and administrative expenses on the condensed consolidated statements of operations, respectively.

Operating right-of-use assets are summarized below.

	June 30, 2024	December 31, 2023
Office Lease	$433,173	$—
Less accumulated amortization	(1,862)	—
Right-of-use, net	$431,311	$—

Office Lease - related party	$262,244
Less accumulated amortization	(1,871)	—
Right-of-use - related party, net	$260,373	$—

Operating lease liabilities are summarized below:

	June 30, 2024	December 31, 2023
Office Lease	$429,358	$—
Less: current portion	(121,509)	—
Long term portion	$307,849	$—

Related Party
Office Lease	$265,059	$—
Less: current portion	(101,401)	—
Long term portion	$163,658	$—

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2024	$199,560
Year ending December 31, 2025	248,520
Year ending December 31, 2026	251,440
Year ending December 31, 2027	135,400
Year ending December 31, 2028	82,880
Total future minimum lease payments	917,800
Less imputed interest	(223,383)
Present value of payments	$694,417

Expenses incurred with respect to the Company’s operating leases during the three and six months ended June 30, 2024 which are included in general and administrative expenses on the condensed consolidated statements of operations are set forth below. The Company had no operating lease payments during the three and six months ended June 30, 2024.

	For the Three Months Ended June 30,
	June 30, 2024	June 30, 2023
Operating lease expense:
Operating lease expense	$3,733	—
Total operating lease expense	$3,733	$—

	For the Six Months Ended June 30,
	June 30, 2024	June 30, 2023
Operating lease expense:
Operating lease expense	$3,733	—
Total operating lease expense	$3,733	$—

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	June 30, 2024		December 31, 2023
Weighted average remaining lease term	3.5	years	—	years
Weighted average discount rate	18.2%		—%

Finance Leases

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (See Note 3 – Business Combination), the Company assumed the following finance leases under iDoc. Commencing during the year ended December 31, 2022, iDoc leased office equipment under three finance leases with combined monthly payments of $20,313. The leases mature on June 2026 and August 2026, respectively. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024 (See Note 9 - Commitments, Contingencies, and Concentration Risk). Equipment lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate to fair value the finance leases, estimated to be 19.3%, as the interest rate implicit in most of its leases is not readily determinable.

Finance right-of-use assets are summarized below:

	June 30, 2024	December 31, 2023
Equipment Lease	$736,624	$—
Less accumulated amortization	(3,540)	—
Right-of-use, net	$733,084	$—

Finance lease liabilities are summarized below:

	June 30, 2024	December 31, 2023
Equipment Lease	$739,417	$—
Less: current portion	(507,538)	—
Long term portion	$231,879	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2024	$449,683
Year ending December 31, 2025	243,758
Year ending December 31, 2026	136,485
Total future minimum lease payments	829,926
Less imputed interest	(90,509)
Present value of payments	$739,417

Expenses incurred with respect to the Company’s finance leases during the three and six months ended June 30, 2024 which are included in general and administrative expenses on the condensed consolidated statements of operations are set forth below. The Company had no finance lease payments during the three and six months ended June 30, 2024.

	For the Three Months Ended June 30,
	June 30, 2024	June 30, 2023
Finance lease amortization	$3,540	$—
Finance lease interest	559	—
Total finance lease expense	$4,099	$—

	For the Six Months Ended June 30,
	June 30, 2024	June 30, 2023
Finance lease amortization	$3,540	$—
Finance lease interest	559	—
Total finance lease expense	$4,099	$—

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	June 30, 2024		December 31, 2023
Weighted average remaining lease term	2.1	years	—	years
Weighted average discount rate	19.3%		—%

Note 6Factoring Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following factoring payable liabilities from iDoc (See further Note 3 – Business Combination). Except as specifically set forth below, the factoring purchase agreements are not collateralized by a general security agreement over iDoc’s personal property and interests. No interest rate is associated with these factoring purchase transactions and no time during which the amount sold must be collected because the weekly amount is subject to adjustment based on future receipts generated by iDoc or the Company after the Closing of the Business Combination.

(1).A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 total dollar amount of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. The factoring payable under the June 21, 2023 Future Receipt Sale Agreement was $89,977 on June 30, 2024.
(2).A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 total dollar amount of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023 Future Receipt Sale Agreement was $28,357 on June 30, 2024.
(3).A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 total dollar amount of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 daily weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. The factoring payable under the October 13, 2023 Future Receipt Sale Agreement was $111,916 on June 30, 2024.
(4).A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $108,000 total dollar amount of future receipts for a net purchase price of $75,000 and under which iDoc authorized the factoring purchaser to collect $697 per day. The factoring payable under this October 13, 2023 Future Receipt Sale Agreement was $35,048 on June 30, 2024.

(5).A Future Receipts Sale Agreement, which iDoc entered on November 8, 2023, pursuant to which iDoc sold $111,000 total dollar amount of future receipts for a net purchase price of $75,000 and under which iDoc authorized the factoring purchaser to collect $1,387 daily. The factoring payable under this November 8,, 2023 Future Receipt Sale Agreement was $0 on June 30, 2024.
(6).A Future Receipts Sale Agreement, which iDoc entered on December 20, 2023, pursuant to which iDoc sold $228,000 total dollar amount of future receipts for a net purchase price of $150,000 and under which iDoc authorized the factoring purchaser to collect $1,499 daily. The factoring payable under this December 20, 2023 Future Receipt Sale Agreement was $61,335 on June 30, 2024.
(7).A Future Receipts Sale Agreement, which iDoc entered on January 11, 2024, pursuant to which iDoc sold $53,200 total dollar amount of future receipts for a net purchase price of $31,500 and under which iDoc authorized the factoring purchaser to collect $2,500 weekly for twelve weeks and a $23,200 balloon collection on April 30, 2024. The agreement is collateralized with a security interest in all accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables of the Company. The factoring payable under this January 11, 2024 Future Receipt Sale Agreement was $21,950 on June 30, 2024.

Note 7Line of Credit and Notes Payable

The following is a summary of the notes payable and line of credit as of June 30, 2024 and December 31, 2023:

Notes Payable & Line of Credit	June 30, 2024	December 31, 2023
Note payable issued November 29, 2021	$336,983	$—
Line of credit issued November 29, 2021	456,097	—
Note payable issued December 1, 2021	1,500,600	—
Note payable issued January 12, 2023	—	220,000
Note payable issued August 3, 2023	33,000	—
Note payable issued August 18, 2023	64,000	—
Note payable issued November 13, 2023	22,000	—
Note payable issued January 14, 2024	16,200	—
Total notes payable and line of credit	2,428,880	220,000
Less: current portion	(928,280)	(220,000)
Less fair value adjustment for debt	(906,659)	—
Total notes payable and line of credit, net of current portion	$593,941	$—

Required principal payments under the company’s notes payable and line of credit are as follows:

Year Ending December 31, 2024	$928,280
Year Ending December 31, 2025	4,567
Year Ending December 31, 2026	26,534
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Thereafter	1,392,771
Total	$2,428,880

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc (See further Note 3 – Business Combination).

(1).On November 29, 2021, the iDoc received a $654,044 promissory note from a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (8.5% at June 30, 2024) (See further Note 9 - Commitments, Contingencies, and Concentration Risk). iDoc is required to pay the loan in 36 payments of $19,409. As of June 30, 2024, there was an outstanding balance of $336,983 on the promissory note. For the three and six months ended June 30, 2024, the Company recorded $637 in interest. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2024 is $27,097. The note is currently in default.
(2).On December 1, 2021, iDoc received a promissory note from a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of June 30, 2024, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly installment payments, including principal and interest, of $7,682. The Company recorded $925 in interest related to the promissory note for the three and six months ended June 30, 2024. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2024, is $117,600. The note is currently in default.
(3).On August 3, 2023, iDoc received a 10.00% original issue discount promissory note from an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of June 30, 2024, the promissory note net of unamortized debt discount was $33,000. The Company recognized $0 of amortized debt discount and $143 in default interest for a total interest expense of $143 for the three and six months ended June 30, 2024. The Company had $4,950 in accrued interest as of June 30, 2024. The note is currently in default.
(4).On August 18, 2023, iDoc received a 8.5% original issue discount promissory note from an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matures on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of June 30, 2024, the promissory note net of unamortized debt discount was $64,000. The Company recognized $0 of amortized debt discount and $277 in default interest for a total interest expense of $277 for the three and six months ended June 30, 2024. The Company had $9,600 in accrued interest as of June 30, 2024. The note is currently in default.
(5).On November 13, 2023, iDoc received a 10% original issue discount promissory note from an accredited investor with a principal balance of $22,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matures on December 13, 2023, and is collateralized by all the assets of the Company. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of June 30, 2024, the promissory note net of unamortized debt discount was $22,000. The Company recognized $0 of amortized debt discount and $95 in default interest for a total interest expense of $95 for the three and six months ended June 30, 2024. The Company had $3,080 in accrued interest as of June 30, 2024. The note is currently in default.

(6).On January 14, 2024, iDoc received a note payable from a lender for $16,200. The note payable has an 8% interest rate over the 180 day loan term. The Company recorded $22 of interest expense on the loan for the three and six months ended June 30, 2024. As of June 30, 2024, the Company had an outstanding balance of $16,200 and $651 in accrued interest. The note is currently in default.

Furthermore, on January 12, 2023, VSee Lab received a 10.00% original issue discount promissory note from an accredited investor with a principal balance of $220,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on July 15, 2023. Interest accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. On November 21, 2023, VSee Lab, DHAC and the investor entered into a Loan Conversion SPA pursuant to which $220,000 of the promissory note principal balance would be converted into Series A Preferred Stock of the Company at the Closing of the Business Combination. The Company paid off the promissory note by issuing 220 shares of Series A Preferred Stocks to the investor at the Closing. As of June 30, 2024, and December 31, 2023, the promissory note net of unamortized debt discount was $0 and $220,000, respectively. No amortized debt discount and interest were recognized on the loan during the three and six months ended June 30, 2024. VSee Lab recognized $18,417 of amortized debt discount and $11,953 in accrued interest for a total expense of $30,370 for the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the Company had $0 and $12,980 in accrued interest, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Line of credit amendment

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate (8.5% at June 30, 2024). On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (8.5% at June 30, 2024) (See further Note 9 - Commitments, Contingencies, and Concentration Risk).

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. As of June 30, 2024, the Company had an outstanding balance of $456,097 on the line of credit. The Company recorded $874 in interest related to the line of credit for the three and six months ended June 30, 2024.The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2024, is $29,367.

Loan Conversions

On November 21, 2023, DHAC, VSee Lab, and/or iDoc, as applicable, entered into Securities Purchase Agreements (the “Conversion SPAs”), certain of which were further amended and restated on February 13, 2024 (the “A&R Loan Conversion SPAs”) with various lenders of each of DHAC, VSee and iDoc, pursuant to which certain indebtedness owed by DHAC, VSee Lab and iDoc would be converted into shares of Series A Preferred Stock pursuant to the Conversion SPAs or shares of Common Stock of the Company pursuant to the A&R Loan Conversion SPAs at the Closing of the Business Combination as further described and set forth below.

●	On November 21, 2023, DHAC and VSee Lab entered into a Conversion SPA with Whacky Ventures LLC (“Whacky”), pursuant to which certain loans incurred by VSee Lab to Whacky in the aggregate amount of $220,000 was converted into Series A Preferred Shares to be issued to the investor at the Closing. As a result of the Closing of the Business Combination, 220 Series A Preferred Shares of the Company were issued to Whacky on June 24, 2024 and such promissory note owned thereof was paid off.
●	On November 1, 2023, DHAC and iDoc, entered into a Conversion SPA with Mark E. Munro Charitable Remainder Unitrust (“Munro Trust”) , pursuant to which certain loans incurred by iDoc to Munro Trust in the aggregate amount of $300,000 was converted into Series A Shares to be issued to the investor at the Closing. As a result of the Closing of the Business Combination, 300 Series A Preferred Shares were issued to Munro Trust on June 24, 2024 and such promissory note owned thereof was paid off.

●	On November 21, 2023 and as further amended and restated on February 13, 2024, DHAC, VSee Lab and the Bridge Investor, entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by VSee Lab to the Bridge Investor in the aggregate amount of $600,000 was converted into shares of VSee Health Common Stock to be issued to the Bridge Investor at the Closing. As a result of the Closing of the Business Combination, 300,000 shares of Common Stock were issued to the Bridge Investor on June 24, 2024 and such promissory note owned thereof was paid off.
●	On November 21, 2023 and as further amended and restated on February 13, 2024, DHAC, iDoc and Tidewater Ventures, LLC (“Tidewater”), entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by iDoc to Tidewater in the aggregate amount of $585,000 were converted into shares of VSee Health Common Stock to be issued to the Bridge Investor at the Closing. As a result of the Closing of the Business Combination, 292,500 shares of Common Stock were issued to Tidewater on June 24, 2024 and such promissory note owned thereof was paid off.
●	On November 21, 2023 and as further amended and restated on February 13,2024, DHAC, iDoc and the Bridge Investor, entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by iDoc to the Bridge Investor in the aggregate amount of $600,000 was converted into shares of VSee Health Common Stock to be issued to the Bridge Investor at the Closing. As a result of the Closing of the Business Combination, 300,000 shares of Common Stock were issued to the Bridge Investor on June 24, 2024 and such promissory note owned thereof was paid off.

Exchange Note and Exchange Financing

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the Exchange Note due to the reverse merger with DHAC on June 24, 2024.

In connection with a securities purchase agreement by and among DHAC, VSee Lab, iDoc and the Bridge Investor dated October 5, 2022 (the “Original Bridge SPA”), DHAC, VSee Lab, and iDoc each issued to the Bridge Investor a 10% original issue discount senior secured convertible notes (collectively the “Original Bridge Notes” and individually, the “DHAC Bridge Notes,” “VSee Bridge Notes” and “iDoc Bridge Notes” when referring to Original Bridge Notes issued to DHAC, VSee Lab, and iDoc, respectively) in an aggregate principal amount of approximately $2,222,222. On November 21, 2023, DHAC, VSee Lab, iDoc and the Bridge Investor entered into an Exchange Agreement. Pursuant to the Exchange Agreement, the Bridge Investor agreed to exchange all amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than the principal amount of $600,000 thereof, and (iii) the iDoc Bridge Note other than the principal amount of $600,000 thereof for a senior secured convertible promissory note with an aggregate principle value of $2,523,744 (the “Exchange Note”). As such, the Company issued and sold the Exchange Note to the Bridge Investor in connection with the Closing of the Business Combination on June 24, 2024. The transactions contemplated by the Exchange Agreement and the Exchange Note is hereby referred as the “Exchange Financing.”

The Exchange Note bears interest at a rate of 8% per annum and is convertible into shares of common stock of VSee Health at a fixed conversion price of $10 per share. The conversion price of the Exchange Note is subject to reset if the Company’s Common Stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s Common Stock in the 10th trading dates prior to the measurement date and (y) $2.0. Amounts repaid may not be reborrowed. The Bridge Investor may set off and deduct the amounts due under the Exchange Note pursuant to and in accordance with the terms of the Exchange Agreement. The Exchange Note is also guaranteed by each of the Company, VSee Lab and iDoc and is fully secured by collateral of the Company and its subsidiaries including, without limitation, the intellectual property, trademark, and patent rights. The parties entered into an Amended and Restated Security Agreement and certain intellectual property security agreements on the Closing Date granting such security interest in favor of the Bridge Investor.

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

As a result of the Business Combination, the fair value of the Exchange Note on June 24, 2024 was $6,155,925 in accordance with ASC 480. As of June 30, 2024, the Exchange Note’s fair value was $5,666,873. The Company recognized a total Exchange Note interest expense of $2,804 for the three and six months ended June 30, 2024 and a change in fair value of $489,052. (See further Note 14 – Fair Value Measurements).

Additional Bridge Financing

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed that certain Additional Bridge Notes due to the reverse merger with DHAC on June 24, 2024.

On November 21, 2023, DHAC, VSee Lab and iDoc entered into an amendment to the Original Bridge SPA (the “Bridge Amendment”), pursuant to which the Bridge Investor agreed to purchase additional promissory note in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased on November 21, 2023, which will mature on May 21, 2025 and (2) a $55,556 note (which was purchased on January 25, 2024 and will mature on July 25, 2025) (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of the Company’s Common Stock, at an initial fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if the Company’s Common Stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s Common Stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of June 30, 2024, $150,000 pursuant to the Additional Bridge Notes has been funded to the Company. The transactions contemplated by the Bridge Amendment and the Additional Bridge Notes are hereby referred as the “Additional Bridge Financing.”

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

The Additional Bridge Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Additional Bridge Notes is required to be accounted for as a liability under ASC 480. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings.

As a result of the Business Combination, the fair value of the Additional Bridge Notes on June 24, 2024 was $466,646 in accordance with ASC 480. As of June 30, 2024, the fair value of the Additional Bridge Notes was $397,408. The Company recognized a total Additional Bridge Note interest expense of $124 for the three and six months ended June 30, 2024 and a change in fair value of $69,238. (See further Note 14 – Fair Value Measurements).

Extension Note (Extension Financing)

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed certain Extension Note due to the reverse merger with DHAC on June 24, 2024. The Extension Note was paid off in full by the Company in June 2024 and was no longer outstanding as of June 30, 2024.

On May 5, 2023, DHAC entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an institutional investor (the “Holder”). Pursuant to the Extension Purchase Agreement, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024. On April 17, 2024, the Company and the investor entered into a letter agreement (the “Extension Letter Agreement”), which amended the maturity date of the Extension Note to June 30, 2024 and clarified certain definitions and transaction terms in both the Extension Purchase Agreement and the Extension Note. The Extension Note is also guaranteed by each of VSee Lab and iDoc and was subordinated to the security interests granted to the Bridge Investor. In connection with the Extension Purchase Agreement, on May 5, 2023, DHAC also issued to the Holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s Common Stock at an exercise price of $11.50 per share (the “Extension Warrants”), and (ii) 7,000 shares of DHAC Common Stock as commitment shares (the “Extension Shares”).

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

The Company reviewed the contingent early repayment option granted in the Extension Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Extension Note proceeds between the Extension Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at June 24, 2024 was $33,000 and $335,750 was allocated to the principal balance of the note with $30,000 of accrued interest for a total of $365,750. On June 30, 2024, the Company paid the Extension Note in full in the amount of $365,750 and derecognized the embedded derivative recognizing a change in the fair value of the derivative of $33,000. (See further Note 14 – Fair Value Measurements).

Quantum Financing Purchase Agreement

On November 21, 2023, DHAC entered into a convertible note purchase agreement (the “Quantum Purchase Agreement”), pursuant to which an institutional and accredited investor (the “Quantum Investor”) subscribed for and purchased, and DHAC would issue and sell to the Quantum Investor, at the Closing of the Business Combination, a 7% original issue discount convertible promissory note (the “Quantum Convertible Note”) in the aggregate principal amount of $3,000,000.

The Quantum Convertible Note was issued and sold to the Quantum Investor subsequent to the Closing of the Business Combination on June 25, 2024. The Quantum Convertible Note was further amended on July 3, 2024, whereby the maturity date of the Quantum Convertible Note was changed from June 25, 2025 to June 30, 2026, and that eighteen months of interest will be guaranteed regardless of early pay or redemption. Furthermore, the Quantum Convertible Note bears an interest at rate of 12% per annum and are convertible into shares of the Company’s Common Stock at (1) a fixed conversion price of $10.00 per share; or (2) 85% of the lowest daily VWAP (as defined in the Quantum Convertible Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Convertible Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30-day anniversary of the Quantum Convertible Note issuance date (the “Average Price”) is less than $10.00, to a price equal to the Average Price but in no event less than $2.00. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Convertible Note if the Company provides the Quantum Convertible Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00. If an event of default occurs, the Quantum Convertible Note would bear interest at a rate of 18% per annum.

On June 25, 2024, $2,700,000 net of originally issued discount of $210,000 and legal fees of $90,000 pursuant to the Quantum Convertible Note has been funded to the Company. The Quantum Convertible Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Quantum Convertible Note was accounted for as a liability under ASC 480 upon funding of the note. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings. The original issue discount of $210,000 and direct cost of $90,000 was expensed as interest expense. In addition the company recognized $4,932 interest expense of interest payable included in accounts payable. (See further Note 14 – Fair Value Measurements).

ELOC / Equity Financing

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed an equity line of credit due to the reverse merger with DHAC and iDoc on June 24, 2024.

On November 21, 2023, DHAC entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s Common Stock, from time to time over a 36 month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the Closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of Common Stock to be purchased under the ELOC Purchase Agreement with the SEC within 45 days following the Equity Purchase Effective Day, and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, the Company may suspend the use of the resale registration statement to (i) delay the disclosure of material nonpublic information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock. In connection with the Bridge Investor’s commitment to enter into the ELOC transaction, pursuant to the ELOC Purchase Agreement, on July 2, 2024, the Company issued and sold to the Bridge Investor a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company Common Stock at an initial price of $10 per share (the “ELOC Note”). The ELOC Note was issued as a commitment fee. The business combination closed on June 24, 2024, therefore commitment fee was no longer contingent therefore the Company accrued $500,000 commitment fee payable as of June 24, 2024 with a corresponding deferred charge included in other assets. The deferred charge will be allocated and amortized over the ELOC once it is drawn upon. The transaction contemplated by the ELOC Purchase Agreement is hereby referred as “Equity Financing” or “ELOC.”

The Company has analyzed the ELOC Purchase Agreement and determined that the contract should be recorded as a liability under ASC 815 and measured at fair value. As a result of the ASC 815 liability classification, the Company is required to re-measure the liability at fair value at each reporting period until the liability is settled.

The Company has determined that the fair value of the ELOC Purchase Agreement is based upon management’s expected usage of the facility. The contract provides no scenario in which the Company may exercise the contract at above market rates (i.e., sell shares at a price above which the shares are currently trading in the active market except that when the Company’s per share stock price drops below $2, the Bridge Investor has the discretion to decide whether to purchase the Company’s Common Stock under the ELOC Purchase Agreement at a floor price of $2 per share). Furthermore, the choice to exercise the ELOC Purchase Agreement is solely at the discretion of the Company (i.e., does not obligate the Company in any manner). Additionally, the ELOC Purchase Agreement does not impose a fee or fine if the Company chooses not to exercise the contract, as such that the fair value of the equity contract on June 24, 2024 was $694,512 and $638,321 as of June 30, 2024, resulting in a change in fair value of the ELOC of $56,191. (See further Note 14 – Fair Value Measurements).

Underwriters’ Agreement

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed liabilities under certain underwriting agreement between DHAC and Alliance Global Partners (“A.G.P”) dated November 3, 2021 (the “Underwriting Agreement”) due to the reverse merger with DHAC on June 24, 2024.

In connection with the $4,370,000 deferred underwriting fee payable to A.G.P. under the Underwriting Agreement, on November 3, 2022 and as further amended on November 21, 2023, DHAC executed a Securities Purchase Agreement (as amended) with A.G.P.(the “A.G.P. Securities Purchase Agreement”). Pursuant to the A.G.P. Securities Purchase Agreement, the Company issued 4,370 shares of Series A Preferred Stock (which are convertible into shares of the Company Common Stock) to A.G.P. upon Closing of the Business Combination. As such, the Company’s obligation under the Underwriting Agreement was performed and the fees payable to A.G.P. under the Underwriting Agreement was paid off in full on June 24, 2024. The Certificate of Designation of the Series A Preferred Stock establishes the terms and conditions of the Series A Preferred Stock.

The Company reviewed the Series A Preferred Stock under ASC 480 and ASC 815 and concluded that Series A Preferred Stock did not include any elements that would preclude them from equity treatment and therefore are not subject to the liability treatment under ASC 480 or derivative guidance under ASC 815.

Simple Agreement for Future Equity

On August 1, 2023, VSee Lab entered into a Simple Agreement for Future Equity (“SAFE”) with a purchase price of $135,000. The SAFE is considered a mandatorily redeemable financial instrument under ASC 480-10-15-8. Per section 1 (a) of the SAFE “If there is an Equity Financing before the termination of this Safe, on the initial closing of such Equity Financing, this Safe will automatically convert into the greater of: (1) the number of shares of Standard Preferred Stock equal to the Purchase Amount divided by the lowest price per share of the Standard Preferred Stock; or (2) the number of shares of Safe Preferred Stock equal to the Purchase Amount divided by the Safe Price”. The fixed monetary amount known at inception (i.e., “Purchase Amount” of $135,000) embodies an obligation that the issuer must or may settle by issuing a variable number of shares, based on the safe price which is defined as “Safe Price” means the price per share equal to the Post-Money Valuation Cap divided by the Company Capitalization.” Since the capitalization can change through the termination events, the shares to be issued can vary. The SAFE may require the issuer to redeem the instrument for cash upon a change of control. The SAFE is classified and recorded as a liability under ASC 480-10-25-8 because a change of control is an event that is considered not under the sole control of the issuer.

At the closing of the Business Combination on June 24, 2024, VSee Lab converted the obligation under the SAFE Agreement valued at $135,000 into shares of VSee Lab, which were converted into 12,846 shares valued at the closing price of $12.11 for total value of $155,565 of the VSee Health Common Stock in connection with the Closing and issued such shares to the SAFE investor. As such the Company recognized a loss of $20,565 and it is included in change in fair value of financial instrument.

Encompass Purchase Liability

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the principal balance on an acquisition purchase. On January 1, 2022, iDoc acquired 100% of Encompass Healthcare Billing, LLC. (“Encompass”) with a stock purchase agreement to acquire the equity interests of Encompass, according to the acquisition agreement (“Acquisition Agreement”). Per the Acquisition Agreement, iDoc acquired all the outstanding shares of Encompass for a cash payment of $300,000, due upon the closing of the Business Combination. On January 9, 2023, iDoc agreed to an additional obligation of $45,000, which was accounted for as interest expense and reflected in the accrued liabilities as of June 30, 2024. As of June 30, 2024, $269,068, including a fair value adjustment of $27,842, is reflected in the condensed consolidated balance sheet as the Encompass Acquisition liability.

Note 8	Related Party

Related Party Transactions by VSee Lab

Notwithstanding the legal form of the business combination pursuant to the Business Combination Agreement, since the Business Combination was accounted for as a reverse recapitalization between VSee Lab and DHAC, and VSee lab as the accounting acquirer and iDoc as the accounting acquiree and the historical comparative financial information prior to June 24, 2024 as presented in this quarterly report is that of VSee Lab, the following related party transactions incurred by VSee Lab were reported hereby.

(1).During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the Closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as share were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related party as of June 30, 2024 and December 31, 2023 was $0 and $338,506, respectively.
(2).During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of June 30, 2024 and December 31, 2023, the related party promissory note net of unamortized debt discount was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $15,730 in accrued interest for the three months ended June 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $15,730 in accrued interest for a total interest expense of $15,730 for the six months ended June 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $33,660, and $17,930 in accrued interest as of June 30, 2024 and December 31, 2023, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. The above amounts and transactions are not necessarily what third parties would agree to.
(3).On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of June 30, 2024, and December 31, 2023, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $17,160 in accrued interest for the three months ended June 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $17,160 in accrued interest for a total interest expense of $17,160 for the six months ended June 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $38,280 and $21,120 in accrued interest as of June 30, 2024, and December 31, 2023, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. The above amounts and transactions are not necessarily what third parties would agree to.
(4).On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of June 30, 2024, and December 31, 2023, the related party promissory note net of unamortized debt discount was $77,000 and $70,000, respectively. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $5,005 in accrued interest for a total interest expense of $5,005 for the three months ended June 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) recognized $7,000 of amortized debt discount and $7,315 in accrued interest for a total interest expense of $14,315 for the six months ended June 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $7,315 and $0 in accrued interest as of June 30, 2024, and December 31, 2023, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. The above amounts and transactions are not necessarily what third parties would agree to.

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024 (See further Note 3 – Business Combination).

(1)A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on June 30, 2024 was $785,934. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.
(2)A note receivable that was issued and sold on September 1, 2022 from iDoc to the then CEO of iDoc, Imoigele Aisiku, with a principal balance of $336,000. The note bears no interest and matures on January 31, 2023. As of June 30, 2024, the related party note receivable was $245,000, and is included in the Related Party Note Receivable disclosure on the condensed consolidated balance sheets. No interest was recognized for the three- and six-months ending June 30, 2024 and the note is in default.
(3)iDoc issued a promissory note on May 15, 2023 with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots , from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of June 30, 2024, the related party promissory note was $141,651, including a fair value adjustment of $58,349. The loan is included in the Related Party Loan Payable disclosure on the condensed consolidated balance sheets. No interest is recognized for the three- and six-months ending June 30, 2024.
(4)On March 28, 2024, iDoc issued and sold a secured convertible promissory note in the principal amount of $224,000 (the “Note”) to Mr. David L. Wickersham who became a member of the Company’s board of directors on July 17, 2024. Interest is accrued at $2,000 per month. The Note was fully satisfied and paid off by the issuance of 114,000 shares of the Company common stock to Mr. Wickersham on the maturity date of June 30, 2024.

Related Party Transactions by DHAC

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (See further Note 11 – Equity).

(1).	On October 24, 2022, DHAC issued and sold an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor, LLC, the sponsor of DHAC (“Sponsor”) On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 would be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 350 shares of Series A Preferred Stocks to the Sponsor at the Closing.
(2).	On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued another $200,000 loan to DHAC for operating expenses. The related note bears interest of 10% and would mature on May 5, 2024. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 765 shares of Series A Preferred Stocks to SCS Capital Partners LLC at the Closing.
(3).	SCS, LLC, as the administrator of DHAC, incurred monthly office management and other operating expenses since the inception of DHAC. As of November 21, 2023, a total of $153,000 office expense was incurred. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the outstanding office expenses in aggregate amount of $153,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this outstanding office expense by issuing 153 shares of Series A Preferred Stocks to SCS, LLC at the Closing. The Company has no further obligation regarding this transaction.
(4).	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. As of June 30, 2024, $456,859 of advances due to the Sponsor and certain Sponsor affiliates remain due and payable. The Sponsor has no further obligation to fund working capital needs.

Note 9	Commitments, Contingencies, and Concentration Risk

Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on the Company’s assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of June 30, 2024, and December 31, 2023, the Company (as the successor of VSee Lab for accounting purposes) has $0 in contingent liabilities in the condensed consolidated financial statements for a legal settlement related to compensation disputes by a former employee.

VSee Lab has a reseller agreement for total commitment of $1,049,985 with a vendor to generate revenue opportunities in the international market. As of June 30, 2024, and December 31, 2023, the Company (as the successor of VSee Lab for accounting purposes) made payments and other adjustments of $946,152 and $639,752, respectively, on this reseller agreement. As of June 30, 2024, and December 31, 2023, the Company (as the successor of VSee Lab for accounting purposes) has an unpaid commitment of $103,833 and $410,233, respectively, on this reseller agreement. The commitment is not reflected in the condensed consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following commitments by iDoc due to the reverse merger with DHAC and iDoc on June 24, 2024 (See further Note 3 – Business Combination).

(1).iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of June 30, 2024, and December 31, 2023, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the condensed consolidated financial statements as it is due and payable upon invoicing from the vendor for delivery and servicing installation of the Telepresence Robots and software applications.
(2).iDoc has a promissory note with a principal balance of $200,000 with a related party (See Further - Note 8 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 12th to 20th , that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteen through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.
(3).On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots are deployed. After the number reduces below eleven deployed robots the amount will pro rate down but will remain in the same ratio as 80% of the monthly revenue generated.

On November 1, 2023, the iDoc entered a forbearance agreement related to the promissory note and line of credit issued by a bank on November 29, 2021, and its finance leases. (See further Note 7 – Line of Credit and Notes Payable). Pursuant to the forbearance agreement, effective November 1, 2023, the interest rate on the promissory note and the line of credit is payable monthly at 3% above the Wall Street Journal prime rate (8.5% at June 30, 2024). In consideration of the bank forbearing on its right to collect the amount due and owing until January 10, 2024, iDoc agreed to make respective payments of $20,000 on November 13, 2023 and $80,000 on November 30, 2023. iDoc defaulted on the forbearance at the end of December 2023. Upon default of the forbearance agreement, the lender has the right to take appropriate action to collect the amounts owed. The bank’s forbearance obligation shall terminate immediately, irrevocably, and without notice in the event of the borrower’s default under any provision of this agreement. This litigation was resolved by Agreed Judgment signed by the Court on June 24, 2024, under the judgment iDoc was ordered to pay a total principal amount of $1,499,409 prejudgment interest of $72,049 through May 13, 2024 and a daily interest rate of $413 thereafter. As of June 30, 2024 the Company has accrued the obligation in Line of credit and note payable, net of discount, Right - of - use liability - financing, and accrued interest is included in accounts payable and accured liabilities.

VSee Health, Inc. Incentive Plan

DHAC approved and adopted the VSee Health, Inc. 2024 Equity Incentive Plan (the “Incentive Plan”) to be effective as of one day prior to the closing Business Combination. The Incentive Plan provides for an initial share reserve equal to 15% of the number of shares of Company Common Stock outstanding (including shares of Company Common Stock issuable upon conversion of the outstanding Series A Preferred Stock) following the closing after giving effect to the Business Combination. As such, on June 24, 2024, the Company reserved 2,544,021 shares of its Common Stock for issuance under the Incentive Plan.

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of June 30, 2024 and December 31, 2023, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk concentrations consisting of cash and cash equivalents and trade accounts receivables. The Company maintains all its cash and cash equivalents in commercial depository accounts, insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash deposits may exceed federally insured limits.

Major Customer Concentration

The Company had no single customer concentration with over 10% or more of the Company total receivable as of June 30, 2024, The Company had five customers whose accounts receivable represented 86% of the Company’s total accounts receivable as of December 31, 2023.

The Company had one customer accounting for 12% and three customers accounting for 36% of total revenue for the three months ended June 30, 2024, and 2023, respectively. The Company had one customer accounting for 13% and two customers accounting for 24% of total revenue for the six months that ended June 30, 2024, and 2023, respectively.

Note 10	Income Taxes

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax valuation allowances at June 30, 2024 and December 31, 2023 as follows:

As of June 30, 2024 and December 31, 2023, the Company has a valuation allowance of $2,152,167 and $2,463,599 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

The components of income tax expense for the six months ended June 30 were as follows:

	2024	2023
Loss before taxes	$(2,574,000)	$(1,241,838)
Expected United States income tax benefit at statutory rate of 21%	$540,540	$259,956
Expected income tax (expense) benefit at statutory rate of 66.07% and 8.8% at June 30, 2024 and 2023, respectively	1,700,668	97,282
Total income tax benefit	$2,241,208	$357,238

For the three and six months ended June 30, 2024, the Company recorded income tax benefit of $2,241,208 for continuing operations. The effective tax rate of 87.07% applied to income for six months ended June 30, 2024, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties.

For the three and six months ended June 30, 2023, the Company (as the successor of VSee Lab for accounting purposes) recorded income tax benefit of $174,395 and $357,238, respectively, for continuing operations. The effective tax rate of 29.8% applied to income for the six months ended June 30, 2023, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of June 30, 2024 and December 31, 2023, the Company has no unrecognized income tax benefits.

Note 11	Equity

Preferred Stock

The Company has Series A Convertible Preferred Stock (“Series A Preferred”) outstanding. The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has allocated 6,500 of such shares for the Series A Preferred and 6,158 shares for Series A Preferred were issued and outstanding as of June 30, 2024.

Series A Preferred Stock

The Series A Preferred has the following rights and privileges:

Voting – Series A preferred stockholders are permitted to vote with the same voting rights as common stockholders in any actions to be taken by the stockholders of the Corporation, including any action with respect to the election of directors to the Board of Directors of the Corporation. With respect to any vote with the class of Common Stock, each Preferred Share shall entitle the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible (subject to the ownership limitations specified 4.99%) using the record date for determining the stockholders of the Company eligible to vote on such matters as the date as of which the Conversion Price is calculated.

Dividend – Series A preferred stockholders shall be entitled to receive cumulative participating dividends when and if declared. Dividends are prior and in preference to any declaration or payment of any dividend to the common stockholders of the Company.

Liquidation – In the event of a Liquidation Event, the Holders shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of Junior Stock, but junior with respect to any Senior Preferred Stock then outstanding, an amount per Preferred Share equal to the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment.

Conversion – Series A preferred stock is convertible into common stock at the option of the holder, at the initial rate of $10.00 per share, with an alternate optional conversion, with respect to any Alternate Conversion that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the three (3) Trading Days with the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (II) three (3) (such period, the “Alternate Conversion Measuring Period”). All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Alternate Conversion Measuring Period.

Common Stock

The Company is authorized to issue 100,000,000 common shares with a par value of $0.0001 per share. In connection with the business combination with DHAC which resulted in a reverse recapitalization, VSee Lab converted the 371,715 shares of Series A preferred stock and 1,228,492 Series A-1 Preferred Stock into VSee Lab Class A common stock for a total of 12,165,889 common stock, which resulted in 4,879,067 shares of Company Common Stock based on an exchange ratio of 0.40. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio.

As of June 30, 2024 and December 31, 2023, there were 14,806,820 and 4,639,643 shares of Common Stock outstanding.

Voting rights –   Each holder of Common Stock is entitled to one vote for each share of Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class.

Dividend Rights –    Subject to preferences that may be applicable to any outstanding Preferred Stock, the holders of shares of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available for such purposes.

Liquidation Rights –    In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of Preferred Stock or any class or series of stock having a preference over the Common Stock, then outstanding, if any.

Other rights –    The holders of Common Stock have no pre-emptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences and privileges of holders of the Common Stock will be subject to those of the holders of any shares of the Preferred Stock that the Company may issue in the future.

Stock Options

In June 2024, the DHAC board of directors and stockholders approved the VSee Health, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). There are currently 2,544,021 shares reserved for issuance under the 2024 Plan. At the Closing of the Business Combination on June 24, 2024, the Company granted 803,646 stock options with an exercise price equal to $12.11 pursuant to the 2024 Equity Incentive Plan to the individuals, in the amounts, and on the terms set forth in the Business Combination Agreement.

The 2024 Plan provides for the grant of stock options, including options that are intended to qualify as “incentive stock options” under Section 422 of the Code, as well as non-qualified stock options. Each award is set forth in a separate agreement with the person who received the award which indicates the type, terms and conditions of the award.

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, December 31, 2023	—	$—
Granted	803,646	12.11
Forfeited	—	—
Outstanding, June 30, 2024	803,646	$12.11

Exercisable, June 30, 2024	629,344	$12.11

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2023	—	$—	—	$—
Outstanding, June 30, 2024	803,646	$12.11	9.99	$—

Exercisable, June 30, 2023	629,344	$12.11	9.99	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date.

In accordance with ASC 718, 174,302 of the options granted are awards granted with a performance condition which will vest over one year from grant date. Two employees who received option at the closing included a performance condition, as such the unvested portion of the options is not considered part of the consideration paid and as such the proportional value of the unvested portion of the options will be recognized over the one-year service period. As of June 30, 2024 the amount was de minimis, as such compensation expense will be recognized going forward. The fair value of the unvested options was estimated using a Black-Scholes option model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates. Below are the key assumptions used in valuing the unvested options:

	As of
	June 24, 2024
Stock Price	$12.11
Exercise Price	$12.11
Volatility	105.00%
Risk free rate of return	4.46%
Expected term (in years)	3	years

As of June 30, 2024, unrecognized compensation cost related to the unvested options granted was approximately $1,394,222. The value of the fully vested options which were included as part of the recapitalization were valued at $5,034,045 on June 24, 2024 grant date and closing of the business combination. Share-based compensation expense of $31,989 was recognized for the three and six months ended June 30, 2024 and no share-based compensation expenses were recognized during the three and six months ended June 30, 2023.

NOTE 12Warrants

DHAC Assumed Warrants

The Company has analyzed the Public Warrants, private warrants, Bridge Warrants (as defined below) and the Extension Warrants (as defined below) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity. Below is a summary of the Warrants Outstanding:

	Public	Private	Bridge	Extension	Total
Outstanding, December 31, 2023	—
Assumed at June 24, 2024	11,500,000	557,000	173,913	26,086	12,256,999
Exercised	—	—	—	—	—
Outstanding, June 30, 2024	11,500,000	557,000	173,913	26,086	12,256,999

Weighted Average Exercise Price	11.50	11.50	11.50	11.50	11.50
Weighted Average remaining life in years	4.99	4.99	3.27	3.85	4.27

Public and Private Warrants

There are 12,057,000 public and private warrants issued and outstanding as of June 30, 2024, which were assumed as a result of the Business Combination. The warrants were issued by DHAC in connection with the DHAC’s Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

The Private Placement Warrants are identical to the warrants underlying the units in the Initial Public Offering. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant,

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

Bridge Warrants

In connection with the closing of the Business Combination, for accounting purposes, it was treated that the Company also assumed the Bridge Warrants which were outstanding with DHAC. On October 6, 2022, 173,913 warrants were issued pursuant to the Bridge Purchase Agreement. The purchase right represented by the Bridge Warrants shall terminate on or before 5:30 p.m., Pacific Time, on the date five years from the date of issuance (the “Expiration Date”). The exercise price at which the Bridge Warrants may be exercised shall be $11.50 per share of Common Stock. If at any time after the date of issuance of the Bridge Warrants there is no effective registration statement available for the resale of shares of Common Stock held by the holder, the Bridge Warrants may be exercised by cashless exercise. In lieu of any fractional share to which the holder would otherwise be entitled, the Company shall make a cash payment equal to the Exercise Price multiplied by such fraction. Except as provided in the Bridge Warrant, the Bridge Warrant does not entitle its holder to any rights of a shareholder of the Company.

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

Extension Warrants

In connection with the closing of the Business Combination the Company also assumed the Extension Warrants which were outstanding with DHAC. On May 5, 2023, the Company issued 26,086 warrants pursuant to the Extension Purchase Agreement. The purchase right represented by the Extension Warrants shall terminate on the date five years from the date of issuance (the “Expiration Date”). The exercise price at which the Extension Warrants may be exercised shall be $11.50 per share of Common Stock. If at any time after the date of issuance of the Extension Warrants there is no effective registration statement available for the resale of shares of Common Stock held by the holder, the Extension Warrants may be exercised by cashless exercise. In lieu of any fractional share to which the holder would otherwise be entitled, the Company shall make a cash payment equal to the exercise price multiplied by such fraction. Except as provided in the Extension Warrants, the Extension Warrant does not entitle its holder to any rights of a stockholder of the Company.

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

Note 13 Reportable segments

The Company currently has one primary reportable geographic segment: the United States. As of June 2024, due to the Business Combination (See further Note 3 – Business Combination),the Company has two reportable operating segments: Technology and Telehealth. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. d. As of June 30, 2024, the Company’s CODM was shared between the Co-CEOs, Milton Chen and Imo Aisiku. The CODM reviews discrete financial information, including revenue and profit margins, from our reportable segments to assess performance and allocate resources. We have also included a non-operating corporate segment. The Company has no inter-segment revenues.

Summary information regarding the Company’s operating segments is as follows for the six months ended June 30, 2024 and 2023:

	2024	2023
Revenue
Technology	$3,144,992	$2,886,491
Telehealth	62,569	—
Total revenue	$3,207,561	$2,886,491

	2024	2023
Loss from operations
Technology	$(236,002)	$(1,248,272)
Telehealth	(17,902)
Non-operating corporate	(890,959)
Total loss from operations	$(1,144,863)	$(1,248,272)

A reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes as of June 30, 2024 and 2023, is as follows:

	2024	2023
Loss from operations	$(1,144,863)	$(1,248,272)
Interest expense	(359,005)	(127,262)
Other income	2	19,619
Change in fair value of financial instruments	548,100	114,077
Initial in fair value on financial instruments	(1,618,234)	—
Total other expenses (income)	(1,429,137)	6,434
Loss from operations before income taxes	(2,574,000)	(1,241,838)
(Provision for) benefit from income tax	2,241,208	357,238
Net loss	$(332,792)	$(884,600)

The summary information regarding the reportable segment total assets at June 30, 2024 and December 31, 2023 are as follows:

	2024	2023
Total Assets
Technology	$755,046	$830,791
Telehealth	76,843,794	—
Non-operating corporate	1,388,910	—
Total	$78,987,750	$830,791

	2024	2023
Total Goodwill
Technology	$—	$—
Telehealth	59,900,694	—
Non-operating corporate	—	—
Total	$59,900,694	$—

Some additional summary information regarding the reportable segment depreciation and amortization and capital expenditures at June 30, 2024 and 2023 are as follows:

	2024	2023
Depreciation and Amortization
Technology	$1,716	$204
Telehealth	375	—
Total	$2,091	$204

	2024	2023
Capital Expenditures
Technology	$10,363	$2,690
Telehealth	35,150	—
Total	$45,513	$2,690

	2024	2023
Interest Expense
Technology	$47,205	$127,262
Telehealth	3,941	—
Non-Operating corporate	307,859
Total	$359,005	$127,262

NOTE 14Fair Value Measurements

The following tables present fair value information as of June 30, 2024 and June 24, 2024, the date of the Business Combination. The Company did not have any fair value instruments as of December 31, 2023. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

June 30, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note-Quantum	$4,697,050	$—	$—	$4,697,050
ELOC	$638,321	$—	$—	$638,321
Additional Bridge Note	$397,408	$—	$—	$397,408
Exchange Note	$5,666,873	$—	$—	$5,666,873

June 24, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Extension Note – Bifurcated Derivative	$33,000	$—	$—	$33,000
ELOC	$694,512	$—	$—	$694,512
Additional Bridge Note	$466,646	$—	$—	$466,646
Exchange Note	$6,155,925	$—	$—	$6,155,925

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of June 30, 2024, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between initial measurement and June 30, 2024, was recognized in the statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of June 30, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at June 30, 2024 and at June 25, 2024:

	June 30, 2024	June 25, 2024
Risk-free interest rate	5.10%	5.10%
Expected term (years)	0.99	1.00
Volatility	125.00%	125.00%
Stock price	$8.75	$8.00
Debt discount rate	37.82%	37.35%

Extension Note Bifurcated Derivative

The Company established the initial fair value for the Extension Note Bifurcated Derivative as of June 24, 2024, the date the Business combination closed. As of June 30, 2024, the fair value was remeasured. As such, the Company used a Discounted Cash Flow model (“DCF”) that fair values the early termination/repayment features of the debt. The DCF was used to value the Extension Note Bifurcated Derivative for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and June 30, 2024, was recognized in the statement of operations under change in fair value of financial instruments.

The Extension Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the DCF model for the Extension Note Bifurcated Derivative were as follows at June 24, 2024:

June 24, 2024
CCC bond rates	14.36%
Expected term (years)	—

Additional Bridge Note

The Company established the initial fair value for the Additional Bridge as of as of June 24, 2024, the date the Business combination closed. As of June 30, 2024, the fair value was remeasured. As such, the Company used a MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Additional Bridge Note for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and June 30, 2024, was recognized in the statement of operations under change in fair value of financial instruments.

The Additional Bridge Note was classified within Level 3 of the fair value hierarchy at June 30, 2024 and June 24, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the Additional Bridge Note were as follows at June 30, 2024, and June 24, 2024:

	June 30, 2024	June 24, 2024
Risk-free interest rate	5.47%	5.42%
Expected term (years)	0.89	0.91
Volatility	110.00%	110.00%
Stock price	$8.75	$12.11
Debt discount rate	41.59%	41.12%

Exchange Note

The Company established the initial fair value for the Exchange Note as of as of June 24, 2024, the date the Business combination closed. As of June 30, 2024, the fair value was remeasured. As such, the Company using the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and June 30, 2024, was recognized in the statement of operations under change in fair value of financial instruments.

The Exchange Note was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of June 30, 2024 and June 24, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the Exchange Note were as follows at June 30, 2024 and June 24, 2024:

	June 30, 2024	June 24, 2024
Risk-free interest rate	4.98%	4.98%
Expected term (years)	1.30	1.32
Volatility	110.00%	110.20%
Stock price	$8.75	$12.11
Debt discount rate	49.26%	48.79%

ELOC/Equity Financing

The Company established the initial fair value for the ELOC as of as of June 24, 2024, the date the Business combination closed. As of June 30, 2024, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and June 30, 2024, was recognized in the statement of operations under change in fair value of financial instruments.

The ELOC was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of June 30, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC were as follows at June 30, 2024 and at June 24, 2024:

	June 30, 2024	June 24, 2024
Risk-free interest rate	4.62%	4.46%
Expected term (years)	2.98	3.00
Volatility	105.70%	105.80%
Stock price	$8.75	$12.11

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from June 24, 2024, through June 30, 2024 is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the period from June 24, 2024, through June 30, 2024:

	Extension Note
	Bifurcated	Exchange	Quantum	Additional
	Derivative	Note	Note	Bridge Note	ELOC	Total
Fair value as of December 31, 2023	$—	$—	$—	$—	$—	$—
Fair value as of June 24, 2024	33,000	6,155,925	—	466,646	694,512	7,350,083
Initial fair value of Quantum Note at June 25, 2024	—	—	4,618,234	—	—	4,618,234
Settlement of Exchange Note	(33,000)	—	—	—	—	(33,000)
Change in fair value	—	(489,052)	78,816	(69,238)	(56,191)	(535,665)
Fair value as of June 30, 2024	$—	$5,666,873	$4,697,050	$397,408	$638,321	$11,399,652

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the three and six months ended June 30, 2024, and 2023.

Note 15	Subsequent Events

On July 3, 2024, the Company and the Quantum Investor entered into an amendment to the Quantum Note (“Amended Note”) to change the maturity date from June 25, 2025, to June 30, 2026, and to provide that eighteen months of interest will be guaranteed regardless of early pay or redemption.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023, DHAC entered into an equity purchase agreement (the “Equity Purchase Agreement”) with the Bridge Investor on November 21, 2023. Pursuant to the Equity Purchase Agreement, DHAC agreed to issue to the investor, as a commitment fee for this equity purchase transaction, a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company’s Common Stock at an initial price of $10 per share (the “Equity Purchase Commitment Note”) after the closing of the business combination. On July 2, 2024, the Company issued the Equity Purchase Commitment Note in a principal amount of $500,000 that is payable only in shares of the Company’s Common Stock at an initial price of $10 per share.

On August 2, 2024, the Bridge Investor converted (1) $4,630 principal amount under the $55,556 Additional Bridge Note issued and sold to the Bridge Investor on January 25, 2024 and (2) $27,778 principal amount under the $111,111 Additional Bridge Note issued and sold to the Bridge Investor on November 21, 2023 for an aggregate of 14,199 shares of the Company Common Stock.

On August 5, 2024, the board approved stock grants totaling 227,500 shares of common stock to vendors as consideration for services rendered and payable.

On August 8, 2024, the Bridge Investor converted $500,000 principal amount under the Exchange Note issued and sold to the Bridge Investor on June 24, 2024, for 213,759 shares of the Company Common Stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Prior to June 24, 2024, we were a blank check company incorporated in the State of Delaware organized for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 24, 2024, we completed the Business Combination pursuant to the Business Combination Agreement dated as of November 21, 2023, as amended by the first amendment dated February 13, 2024 and the second amendment dated April 17, 2024 (as amended, the “Business Combination Agreement”) that we entered into with VSee Lab and iDoc. Upon the completion of the Business Combination, we changed our name to “VSee Health, Inc.” and the business of VSee Lab and iDoc became our business.

Our wholly-owned subsidiary VSee Lab is a telehealth software platform. VSee Lab’s proprietary technology platform and modular software solution empower users to plug and play telehealth services with end-to-end encrypted video streaming integrated with medical device data, electronic medical records, and other sensitive data, with multiple other interactive functionalities that enable teamwork that VSee Lab believes are not available from any other system worldwide. Our company’s core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem. Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing, healthcare industry. Our company will also be able to white label our solutions so they fit into the plans and strategies of our clients, all on a platform that is high-performance and highly scalable.

We put telehealth software tools in the hands of clinicians to enable them to make changes without programming so that they can achieve the best patient outcomes. We provide our clients with capabilities specifically built to enable them to collaborate with their clinical and non-clinical colleagues, securely coordinate patient care, conduct virtual patient visits including remote physical exam and remote patient monitoring, and an analytical dashboard to manage their entire telehealth operations from patient satisfaction score to patient wait time to staffing allocations. We empower clinicians to create the workflow they want without waiting for IT; where today, most clinicians feel helpless given that IT departments often cannot give clinicians what they want.

Through VSee Lab, we offer a set of telehealth software building blocks, data connectors, and workflow templates that can be rapidly configured into the client’s workflows. Our offerings allow clinicians without programming experience to configure our building blocks into their existing workflow without requiring programmers - i.e. - no code. In addition, our building blocks allow programmers to increase their productivity with simple coding to piece together our building blocks - i.e. - low code. At the core of our platform is a comprehensive set of software building blocks for telehealth that include on-demand visits, scheduling appointments, in-take forms, signature for consent and compliance, team coordination, unified communication, remote exam and remote patient monitoring, payments including insurance processing, clinical notes, and administrative control panels and analytics. These set of building blocks can connect to electronic medical record systems such as EPIC and Cerner via HL7, FHIR, and SFTP. Lastly, we provide a set of templates to make creating telehealth workflow fast and easy. The entire telehealth platform sits on a scalable server architecture and is HIPAA compliant and SOC2 externally audited. VSee Lab is also GDPR compliant and supports single-sign-on (SSO) and multi-factor-authentication (MFA).

The Company’s wholly-owned subsidiary iDoc is a high acuity patient care solution providing elite physician services in intensive care units of our major hospital systems and other customers. iDoc delivers neuro-critical care through a proprietary technology platform. iDoc serves a diverse range of customers from large hospital systems to small/micro hospitals, long-term acute care (LTAC) facilities, correctional facilities and others. In addition to the specialization of neuro critical care, iDoc provides general tele-critical care services, and specialty e-consults to large organizations such as correctional facilities. iDoc has an experienced team of board-certified intensivists, neurointensivists, neurologists, and advanced practice providers that treat and coordinate care for acutely ill patients 24/7 in the Neurointensive Care Unit (“NICU”) and Intensive Care Unit (“ICU”) for stroke, brain trauma, spinal cord, and all other neurological conditions. Our Neurocritical care experts will also help develop multidisciplinary plans of care to optimally treat neurological conditions in relation to their overall medical needs. Our Neuro Critical care service delivery will focus on physicians and provider services in Teleneurocritical care, epileptology, and teleneurology. In addition to standard interventions, our Neurocritical care experts will offer specific care including monitoring intracranial pressure, cerebral hemodynamics, advanced multimodal neuro monitoring (brain oximetry, cerebral microdialysis and continuous electroencephalography).

We strive to be the solutions provider of access to the shortage of intensivists across the care continuum utilizing sophisticated telehealth solutions to bridge the care gap. In a post Covid, physician burnout health care system, we aim to provide a solution to physician burnout and to a lack of patient access to quality intensive care. By using the sophisticated leading telehealth software and hardware devices, we provide access to highly skilled physicians in the highest acuity in patient setting, the ICU. We provide elite physician services in the Intensive care units of major hospital systems and other customers. Our core service delivers general critical care, neurology, EEG reading, and neuro critical care through a custom internal virtual health care technology platform. We also serves a diverse range of customers from large hospital systems to small/micro hospitals, to long-term acute care (LTAC) facilities to the federal prison system and others. We connect critically ill patients to high quality Neurointensivists, general and cardiac intensivists and specialty specific e-consultations and helps to improve outcomes for patients as well as improved productivity and physician burnout while reduced costs for health systems. We have developed a unique quality control program in collaboration with each hospital by development of a hospital specific reporting dashboard to monitor and achieve high quality critical care quality. In addition, current workflows and protocols are evaluated to adjust to incorporate critical care. Continuous process improvement and readjustment of target metrics with the ICU team to maximize patient safety and improve outcomes.

Performance Factors

We believe that our future performance will depend on many factors, including the following:

The Rapid Transformation of the Telehealth Market

The Telehealth market today is one characterized by rapid transformation, with major customers and hospital systems looking to build or add capabilities and major legacy competitors looking to shore up historical limitations. We believe that the rapid transformation of the telehealth market indicates strong future growth of the market, and our current offerings provide an attractive value proposition to health systems, medical groups, and individual medical practitioners, driving higher market share. We plan to continue to harness our scale to further grow the value proposition of our platform for all stakeholders.

Ability to Expand Within the Market and Attract New Customers

Telehealth is still in its total infancy stages in terms of utilization, scope, and services. Most of the growth is expected within hospital systems, definition, and segmentation structure, and we believe our software platform and services have significant potential. We plan to leverage our industry relationships with government, hospital systems and insurance providers to increase our customer base.

Innovation and New Product Offerings

Despite the rapid advancements in technology, growth in virtual healthcare delivery, and improvement in decision support algorithms and machine learning tools, Telehealth Technology Solutions have not fully penetrated medicine and hospital systems to become the standard methodology of care and represent less than 1% of total healthcare spending according to Grandview Research. Major reasons for Telehealth solutions not capturing its full potential include:

●	Many of the existing video and hardware and software used in telehealth are repurposed businesses that are not healthcare specific.
●	Remote monitoring/diagnostic devices do not readily integrate into telehealth systems limiting doctors real time metrics to enable diagnostics and assessment.
●	Backend software coordination is not optimized for telehealth use and connectivity, resulting in significant greater complexity and costs for implementation.
●	The software and code foundations of the early telemedicine companies have major functionality limitations and arduous implementation and incremental coding/connectivity requirements adding significant cost and reducing functionality.

We believe our technology solutions meet the performance and compliance standards in healthcare, increase the sharing of patient history, files and scheduling are integrated into the video view for doctors, create sophisticated video engagement between patients, staff and doctors and seamlessly integrate patients’ records to provide more comprehensive telehealth care. We believe our ability to invest in new technology and develop new features, modules, and solutions will be critical to our long-term success.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, balance sheet, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Unaudited Condensed Consolidated Financial Statements for the three-month and six-month period ended June 30, 2024 included elsewhere in this report. Our critical accounting policies are described below.

Segments

The Company determined its reporting units in accordance with ASC 280, Segment Reporting (“ASC 280”). Management evaluates a reporting unit by first identifying operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has two consolidated operating segments. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

The Company’s reporting segments are Healthcare Technology (“Technology”) and Telehealth Services (“Telehealth”). VSee Lab, Inc is included in Technology, while iDoc Virtual Telehealth Solutions, Inc. is included in Telehealth.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition in accordance with ASC 606, through the following five steps:

1) Identify the contract with a customer

The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.

Contractual terms for subscription services are typically 12 months. Contracts are cancellable with a 30-day notice period and customers are billed in annual, quarterly, or monthly installments in advance of the service period of the subscription. The Company is not required to refund any prorated prepayment fees invoiced to cover services that were provided.

The Company also has service contracts with hospitals or hospital systems, physician practice groups, and other users. These customer contracts typically range from two to three years, with an automatic renewal process. The Company either invoices these customers for the monthly fixed fee in advance or at the end of the month, depending on the contract terms. The contracts typically contain cancellation clauses with advance notice; therefore, the Company does not believe that it has any material outstanding commitment for future revenues beyond one year from the end of a reporting period.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s contracts typically contain cancellation clauses with advance notice; therefore, the Company does not believe that they have any material outstanding commitments for future revenues beyond one year from the end of a reporting period.

3) Determine the transaction price

The Company believes the quoted transaction prices in the customer contracts represent the stand- alone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract. The transaction price for each service provided is independent and established in the contract and based on the duration of service provided or for a rate for service provided. Fees are established based on the service transferred to the client.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company believes the quoted transaction prices in the customer contracts represent the stand alone selling prices for each of the separate performance obligations that are distinct and priced separately within the contract.

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, subscription services and institutional services provided to our clients.

Subscription Service Contracts and Performance Obligation

Subscriptions Services

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services as the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to the Company’s platform. The Company commences revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. The Company’s obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress towards satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Upfront nonrefundable fees on subscription services do not result in the transfer of a promised good or service to the client, therefore, the Company defers this revenue and recognizes it over the subscription period of the customer contract. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

The Company treats each subscription to a specific module as a distinct performance obligation because each module is capable of being distinct as the customer can benefit from the subscription to each module on its own and each subscription can be sold standalone.

Furthermore, the subscriptions to individual modules are distinct in the context of the contract as (1) the Company is not integrating the services with other services promised in the contract into a bundle of services that represent a combined output, (2) the subscriptions to specific modules do not significantly modify or customize the subscription to another module, and (3) the specific modules are not highly interdependent or highly interrelated. The subscription to each module is treated as a series of distinct performance obligations because it is distinct and substantially the same, satisfied over time, and has the same measure of progress.

The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Under the contracts, the clients pay a fixed rate per user per subscription service. Prior to the start of a contract, clients generally make upfront nonrefundable payments to the Company when contracting for implementation services.

The contract pricing is fixed and stated in the arrangements based on the work to be performed by the Company and represents the amount the Company is entitled to for delivering such goods and services. The quoted fees per promise and performance obligation are based on the most likely amount method for what the Company expects to collect.

Professional Services and Technical Engineering Fees and Performance Obligation

Performance obligations in the contract for professional services and technical engineering services are based on the specified quantify of professional service hours to customers. The performance obligation in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Under the contracts, the Company uses standalone prices when allocating the transfer price. The contract pricing is fixed and stated in the arrangements based on the work to be performed by the Company and represents the amount the Company is entitled to for delivering such goods and services. The quoted fees per promise and performance obligation are based on the most likely amount method for what the Company expects to collect.

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual service hours or the duration of services under the contract. Revenue is recognized based on the percentage of service hours provided to customers.

Patient Fees Services and Performance Obligation

Patient Fee Services

Patient fees represent a series of distinct services because the performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by the Company’s medical professionals. The Company commences revenue recognition on patient services when the Company satisfies its performance obligation to provide professional medical services to patients.

Patient Fee Contracts Involving Third-Party Payors

The Company receives payments from patients, third-party payers and others for patient fee services. Third-party payers pay the Company based on contracted rates or the entities’ billed charges. Payments received from third-party payers are generally less than billed charges. The Company receives less than its total established charges for its services. The Company determines the transaction price on patient fees based on standard charges for services provided, reduced by adjustments provided to third-party payors, and implicit price concessions provided to uninsured patients. The Company monitors its revenue and receivables from third-party payers and records an estimated contractual allowance to properly account for the differences between billed and reimbursed amounts.

Revenue from third-party payers is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and allowance for doubtful accounts receivable. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.

All of the Company’s telemedicine contracts for patient reimbursement fees are directly billed to the payers by the Company. The Company earns patient fees by providing high acuity patient care solutions. For patient fees, performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by the Company’s medical professionals. The revenue is determined based on the telemedicine billing code(s) associated with the respective professional service rendered to patients. The Company earns primarily from reimbursement from the following third-party payors:

Medicare

The Medicare program offers beneficiaries different ways to obtain medical benefits: (i) Medicare Part A, which covers, among other things, in-patient hospital, SNFs, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, durable medical equipment, and certain other types of items and healthcare services; (iii) Medicare Part C, also known as Medicare Advantage, which is a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B; and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

The Company’s affiliated provider network is reimbursed by the Part B and Part C programs for certain of the telemedicine services it provides to Medicare beneficiaries. Medicare coverage for telemedicine services is treated distinctly from other types of professional medical services and is limited by federal statute and subject to specific conditions of participation and payment pursuant to Medicare regulations, policies and guidelines, including the location of the patient, the type of service, and the modality for delivering the telemedicine service, among others.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states (or the state’s designated managed care or other similar organizations) under approved plans. Our affiliated provider network is reimbursed by certain State Medicaid programs for certain of the telemedicine services it provides to Medicaid beneficiaries. Medicaid coverage for telemedicine services varies by state and is subject to specific conditions of participation and payment.

Commercial Insurance Providers

The Company is reimbursed by commercial insurance carriers. The basis for payment to the commercial insurance providers is consistent with Medicare reimbursement fee structure guidelines and the Company is in-network or out-of-network with the commercial insurance carriers based on state and insurer requirements.

Telehealth Fees Service Contracts and Performance Obligation

Contract For Telemedicine Care Services

Performance obligations in the contract for telemedicine care are based on services provided via the use of hardware and software integration that includes multi-participant video conferencing, and electronic communication for 24 hours per day, seven days per week for the duration of the contract. The Company provides administrative support for the tele-physician services and coordinates the services of its clinicians’ network through administrative support, hardware support, and software support and provider coverage availability. The Company provides coverage availability of its physician services ranging from 12-24 hours per day. Performance obligations in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from patient services and institutional services obligations. Performance obligations are met when the Company provides administrative, business, and medical records and reports related to their professional services rendered pursuant to the agreement in such format and upon such interval as hospitals may require. Revenue from telemedicine care services is included in telehealth fees in the condensed consolidated financial statements.

The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration, using the expected value or the most likely amount method, whichever is expected to better predict the amount. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to the Company. The determination of the amount of revenue the Company can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life or expected performance period, of at least 3 years.

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual tele-physician hours services monthly. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to the Company when contracting for Company training, hardware and software installation and integration, which includes a one-time setup of software security, API interfaces, and compatibility between hospital existing equipment and hardware and software. The Company recognizes revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which the Company’s clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and the Company records start-up fees as one-time revenue when the start-up service is complete.

Institutional Fees Service Contracts and Performance Obligation

Contract For Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations in the contract for EEG professional interpretation services are based on the number of professional services EEG interpretation provides monthly. The performance obligation in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To facilitate the delivery of the EEG professional interpretation services, the Company’s physicians use EEG telemedicine equipment provided by the Company. The performance obligation is satisfied based on the number of EEG professional interpretations performed by the Company’s physicians. The number of professional interpretations is traced monthly by both parties and used to determine the revenue earned based on established contractual rates and are included in institutional fees in the condensed consolidated financial statements.

Under most of the Company’s contracts, including contracts with its two top customers, the customer pays fixed monthly fees for telemedicine consultation services, EEG professional interpretation services, platform software services, and hardware fees. The fixed monthly fee provides for a predetermined number of daily, monthly, or annual physician hours of coverage and agreed upon rates for interpretation and software services. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment and the Company’s virtual health care platform, which is provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services.

The Company commences revenue recognition on EEG professional interpretation services when the Company satisfies its performance obligation to provide professional interpretation monthly. The performance obligation in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

Cost of Revenue

Cost of revenue consists primarily of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party software services and contractors, and other services used in connection with delivery and support of the Company’s platform subscription services. The Company’s Cost of revenue also consists primarily of expenses related to compensation-related expenses for the Company’s telehealth service providers, costs for third-party software and hardware services and independent medical providers, and other services used in connection with the delivery and support of the Company’s telehealth platform.

Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. We assess the realizability of our deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. As of June 31, 2024, the Company established a valuation allowance of $ 2,507,245 for the portion of its deferred tax assets that are not more likely than not expected to be realized, compared to a valuation allowance of $2,463,599 as of December 31, 2023.

Accounts Receivable and Credit Losses

VSee Health carries its accounts receivable at net realizable value. VSee Lab maintains an allowance for credit losses for the estimated losses resulting from the inability of the Company’s clients to pay their invoices. Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. No credit losses were recognized for the six months ending June 30, 2024 and 2023.

The allowance for credit losses is calculated based on a general reserve for at-risk balances considering the Company’s ability to collect. The allowance for credit losses was $1,741,238 and $32,457 as of June 30, 2024 and December 31, 2023, respectively.

Fair Value of Financial Instruments

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The carrying amounts reflected in the accompanying balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

See Note 14 of the financial statements for additional information on assets and liabilities measured at fair value.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. As of June 30, 2024, the fair value of goodwill was $59,900,694, as described in Note 3, Business Combination.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets comprise of developed technology and customer list (See Note 3 – Business Combination). Developed technology and customer relationships are amortized using the straight-line method over the five-year and 15-year estimated useful lives of the assets, respectively. As of June 30, 2024, the fair value of developed technology and customer list was $10,000,000 and $2,100,000 respectively, as described in Note 3, Business Combination.

Impairment of Long-lived and Intangible Assets

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. The Company recorded $0 of impairment charges during the six months ended June 30, 2024 and 2023.

Contractual Obligation

The Company, through its wholly-owned subsidiary iDoc, leases office space in Boston, Massachusetts (“Massachusetts Lease”), Houston, Texas (“Texas Lease”), Atlanta, Georgia (“Georgia Lease”) and Lakewood, Colorado (“Colorado Lease”). The Company commenced a new Massachusetts lease on September 1, 2023, ending on August 31, 2028. The Texas Lease was renewed on February 1, 2022 and ends on January 31, 2027. The Georgia Lease commenced on May 25, 2021, and ended on June 24, 2022. The Company commenced a new Georgia lease on June 1, 2022, ending on May 31, 2027. The new Georgia lease was terminated on November 30, 2023. The Colorado Lease commenced on April 1, 2020, and ended on March 31, 2023. The monthly lease payments for the Massachusetts Lease are $9,380 between September 1, 2023 and August 31, 2024, $9,630 between September 1, 2024 and August 31, 2025, $9,870 between September 1, 2025 and August 31, 2026, $10,120 between September 1, 2026 and August 31, 2027, and $10,360 between September 1, 2027 and August 31, 2028. The monthly lease payments for the Texas Lease are $10,000, and for the Georgia Lease are $6,000 for the lease commenced on June 1, 2022. The monthly lease payments for the Georgia lease terminated on June 24, 2022 were $4,097. The monthly lease payments for the Colorado Lease are $4,678 between April 1, 2020 and March 31, 2021, $4,851 between April 1, 2021 and March 31, 2022 and $5,024 between April 1, 2022 and March 31, 2023. The Colorado lease was terminated on March 31, 2023.

The Company also has three office equipment leases, which will mature on June 2026 and August 2026. See further Note 5 – Leases for further discussion.

Stock-Based Compensation

The Company has a stock-based employee compensation plan - the VSee Health, Inc. 2024 Equity Incentive Plan, which is described more fully in Note 9 – Commitments, Contingencies and Concentration Risks to the financial statements section above. The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation - Stock Compensation”. In connection with the Closing of the Business Combination, the Company granted in the aggregate of 803,646 stock options to certain VSee Lab employees.

In accordance with ASC 718, 174,302 of the options granted are awards granted with a performance condition which will vest over one year from grant date. Two employees who received option at the closing included a performance condition, as such the unvested portion of the options is not considered part of the consideration paid and as such the proportional value of the unvested portion of the options will be recognized over the one-year service period. As of June 30, 2024 the amount was de minimis, as such compensation expense will be recognized going forward. The fair value of the unvested options was estimated using a Black-Scholes option model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023 - 09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 202309 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Emerging Growth Company Status

We qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS Act”). For so long as we remain an emerging growth company, we are permitted and intends to rely on certain exemptions from various public company reporting requirements, including delaying adopting new or revised accounting standards issued until such time as those standards apply to private companies, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes - Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non - binding advisory vote on executive compensation and any golden parachute payments not previously approved. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

Following the closing of the Business Combination, we are an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of the initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b - 2 under the Exchange Act, which would occur if the market value of our common stock held by non - affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non - convertible debt securities during the prior three - year period.

We qualify as a “smaller reporting company,” as such term is defined in Rule 12b - 2 of the Exchange Act, meaning that the market value of our common stock held by non - affiliates plus the proposed aggregate amount of gross proceeds to the Company as a result of the Business Combination is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company following the closing of the Business Combination if either (i) the market value of our common stock held by non - affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non - affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10 - K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We expect to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

Financial Statement Components

Three Months Ended June 30, 2024 and 2023 Results of Operations

The following table presents VSee Health’s results of operations for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023	Change	%
Revenue	$1,711,566	$1,290,223	$421,343	33%
Cost of revenue	486,640	474,287	12,353	3%
Gross profit	1,224,926	815,936	408,990	50%
Operating expenses	2,408,268	1,427,063	981,205	69%
Other (expenses)/income	(1,419,827)	8,151	(1,427,978)	(17,519)%
Net income (loss) before taxes	(2,603,169)	(602,976)	(2,000,193)	332%
Income tax (expense) benefit	2,241,208	174,395	2,066,813	1,185%
Net income (loss)	$(361,961)	$(428,581)	$66,620	16%

Six Months Ended June 30, 2024 and 2023 Results of Operations

The following table presents VSee Health’s results of operations for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023	Change	%
Revenue	$3,207,561	$2,886,491	$321,070	11%
Cost of revenue	872,893	1,049,609	(176,716)	(17)%
Gross profit	2,334,668	1,836,882	497,786	27%
Operating expenses	3,479,531	3,085,154	394,377	13%
Other (expenses)/income	(1,429,137)	6,434	(1,435,571)	(22,312)%
Net income (loss) before taxes	(2,574,000)	(1,241,838)	(1,332,162)	107%
Income tax (expense) benefit	2,241,208	357,238	1,883,970	527%
Net income (loss)	$(332,792)	$(884,600)	$551,808	62%

Revenue

Through our wholly-owned subsidiary VSee Lab, the Company generates revenue from subscription services to its software platform. Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services as VSee Lab performs. Through our wholly-owned subsidiary iDoc, the Company establishes management and administrative services contracts with hospitals or hospital systems to provide telehealth physician services to acute patients of the hospitals or hospital systems. iDoc also generate revenue by directly billing the insurance companies for care provided at hospitals or hospital systems. iDoc’s contracts typically range in length from two to three years, with an automatic renewal process.

Revenue was $1,711,566 for the three months ended June 30, 2024, compared to $1,290,223 for the three months ended June 30, 2023, an increase of $421,343 or 33%. Higher professional and other fees and technical and engineering fees primarily drove the revenue increase. Professional and other fees increased by $202,690 or 93% due to higher hardware purchases from new customers, and technical and engineering fees increased by $141,289 or 290% due to a higher volume of engineering, customizations, and integration services provided to existing and new customers. Subscription revenue also increased $14,795 or 1.4%, and the acquisition of iDoc at the close of business led to higher fees of $62,569 or 100%.

Revenue was $3,207,561 for the six months ended June 30, 2024, compared to $2,886,491 for the six months ended June 30, 2023, an increase of $321,070 or 11%. Higher professional and other fees and technical and engineering fees primarily drove the revenue increase. Professional and other fees increased by $271,143 or 57% due to higher hardware purchases from new customers during the current quarter, and technical and engineering fees increased by $128,552 or 57% due to a higher volume of engineering, customizations, and integration services provided to existing and new customers during the current quarter. The increase was also driven by $62,569, or 100% of higher fees, primarily from patient and telehealth fees, from the acquisition of iDoc at the close of the Business Combination on June 24, 2024. These increases were slightly offset by the $141,194 or 6% decline in subscription revenue due to the churned enterprise customers in 2024 with little to no clinic usage, as some clients gradually shifted back to face-to-face consultations.

Cost of Revenue

VSee Lab’s cost of revenue consists primarily of expenses related to cloud hosting, personnel-related expenses for VSee’s customer success team, costs for third-party software services and contractors, and other services. iDoc’s cost of revenue is primarily comprised of personnel-related expenses for our employee and consulting physicians and other medical providers, and the costs for third-party software services and hardware used in connection with delivery of high acuity patient care solution when providing elite physician services in the intensive care units of our major hospital systems and other customers.

Cost of revenue for the three months ended June 30, 2024, increased $12,353 or 3% over the same period last year. The increase was primarily driven by the acquisition of iDoc at the close of business on June 24, 2024, driving $25,331, or 100%, primarily from compensation expenses. The increase was slightly offset by the $12,978 or 2.7% decrease in cost from VSee lab, primarily driven by lower hosting costs from using a lower-cost provider and implementing scheduled server scaling, reducing service costs by up to 30%. The increase was also driven by headcount reduction. These decreases are slightly offset by higher hardware costs driven by the increase in hardware sales.

Cost of revenue for the six months ended June 30, 2024, decreased $176,716 or 17% over the same period last year. The decrease is primarily driven by lower hosting costs of $140,417 or 30% from using a lower-cost provider and implementing scheduled server scaling, reducing service costs by up to 30%. The decrease was also driven by headcount reduction, lowering compensation costs by $112,967 or 26% and $16,628 or 15% lower software costs from lower client utilization. These decreases are slightly offset by higher hardware costs of $69,310 or 215%, driven by increased hardware sales. The decrease was slightly offset by the acquisition of iDoc at the close of business on June 24, 2024, driving $25,331, or 100%, primarily from compensation expenses.

Operating Expenses

VSee Lab’s operating expenses include all operating costs not included in cost of revenue. These costs consist of general and administrative expenses composed primarily of all payroll and payroll-related expenses, professional fees, and other costs related to the administration of its business. iDoc’s operating expenses include all operating costs not included in cost of revenue. These costs consist of compensation, general and administrative expenses composed primarily of all payroll and payroll- related expenses, professional fees, insurance, software costs, occupancy expenses related to iDoc’s operations, including utilities, depreciation and amortization, and other costs related to the administration of its business.

Operating expenses for the three months ended June 30, 2024, increased by $981,205, or 69%, over the same period last year. The increase was driven by $964,748, or 6,008%, of higher transaction expenses related to the business combination, led by $496,531 of higher legal and professional fees and $452,500 of higher advisory and consulting fees. The increase was also driven by higher general and administrative expenses of $182,664, or 56%, driven primarily by the $213,592 of higher reseller fees and slightly offset by $19,966 in lower software cost from the lower headcounts, resulting in lower utilization of software licenses, reduced the centralized logging by adjusting blog level, cloud storage, tier storage. These increases were slightly offset by the $166,207 or 15% of lower compensation and related benefits, primarily from lower utilization of independent contractors and employee headcount reduction.

Operating expenses for the six months ended June 30, 2024, increased by $394,377, or 13%, over the same period last year. The increase was driven by $949,800, or 1656%, of higher transaction expenses related to the business combination, led by $496,531 of higher legal and professional fees and $452,500 of higher advisory and consulting fees. The increase was also driven by higher general and administrative expenses of $52,759, or 9%, driven by $27,765 of expenses related to the iDoc acquisition on June 24, 2024 and by $24,706 of higher general and expenses in the VSee Lab business primarily from higher reseller fees, which was slightly offset by lower software and business service costs from lower headcounts, resulting in lower utilization of software licenses, reduced the Centralized logging by adjusting blog level, cloud storage, tier storage. These increases were slightly offset by the $608,182 or 25% of lower compensation and related benefits, primarily from lower utilization of independent contractors and employee headcount reduction.

Other (Expense) Income

Other expense during the three months ended June 30, 2024, increased $1,427,978 or 17,519%. The increase was primarily driven by the $1,618,234 initial fair value loss on the Quantum Note, $269,835 of higher interest expense, driven by $304,932 of interest related to the Quantum Note, and slightly offset by lower VSee Labs interest expense from carry lower debt levels. These increases were offset by a $20,565 net loss on settlement of the SAFE Note, $480,656 of fair value gains on the debt and derivative financial instructions acquired through DHAC from the Business Combination on June 24, 2024.

Other expense during the six months ended June 30, 2024, increased $1,435,571 or 22,312%. The increase was primarily driven by the $1,618,234 initial fair value loss on the Quantum Note, $231,743 of higher interest expense, driven by $304,932 of interest related to Quantum Convertible Note, and slightly offset by lower VSee Lab interest expense from carry lower debt levels. This increase was also driven by a $20,565 net loss on settlement of the SAFE Note, $19,619 of other income in the prior year compared to $2 in the current year. These increases were offset by the $434,023 change in fair value gain, primarily from the debt and derivative financial instructions acquired through DHAC from the Business Combination on June 24, 2024, and offset by the fair value gain on the embedded derivative last year compared to none in the current period.

Net loss

Net loss for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, decreased by $66,620 or 16%. The decrease in the Company’s net loss was driven by the $2,066,813 tax benefit primarily related to valuation allowance changes related to the Business Combination on June 24, 2024 (see further Note 3- Business Combination) and by $421,343 of higher revenue, and were slightly offset by $981,205 of higher operating expenses and ($1,427,978) of higher other (expense) income, primarily due to the combination of DHAC at the close of the business combination on June 24, 2024 (See further Note 3 – Business Combination).

Net loss for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, decreased by $551,808 or 62%. The decrease in the Company’s net loss was driven by the tax the $1,883,970 income tax benefit primarily related to the valuation allowance changes related to the business combination on June 24, 2024 (see further Note 3 – Business Combination) and the $321,070 higher revenue, and were slightly offset by $1,435,571 of higher other (expense) income and $394,377 of higher operating expenses, primarily due to the combination of DHAC at the close of the business combination on June 24, 2024 (see further Note3 – Business Combination).

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Net cash used in operating activities	$(2,594,214)	$(474,643)
Net cash used in from investing activities	$(16,390)	$(2,690)
Net cash provided by financing activities	$3,597,841	$320,000
Change in cash	$987,237	$(157,333)

VSee Health’s principal sources of liquidity are cash and cash equivalents, totaling $1,105,971 and $73,331 as of June 30, 2024 and 2023, respectively.

VSee Health’s future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $2,594,214 for six months ended June 30, 2024. The change in operating activities presents changes for VSee Lab for the six months ending June 30, 2024, and changes for iDoc and DHAC from the Business Combination date of June 24, 2024, to the end of the quarter, June 30, 2024. Cash used in operating activities consists of a net loss of $332,792, adjusted for non-cash items of $895,392, driven primarily by fair value changes, and a $1,366,030 decrease in net changes in operating assets and liabilities. The decrease in net changes in operating assets was primarily driven by the decreases in accounts payable and accrued liabilities and due to related party, and slightly offset by the reduction in accounts receivable and the increase in deferred revenue.

Cash used in operating activities was $474,643 for the six months ended June 30, 2023. This consisted of a net (loss) of $884,600, adjusted for non-cash items of $373,823, and an increase in net changes in operating assets and liabilities of $783,780. The net changes in operating assets and liabilities were primarily driven by increases in accounts payable and accrued liabilities and due to related party, partially offset by the decrease in deferred revenue.

Cash Used in Investing Activities

Cash used for investing activities for the six months ended June 30, 2024, was $16,390, driven primarily by $45,513 for the purchase fixed assets and was slightly offset by $29,123 of cash acquired from the acquisition of iDoc. Cash used for investing activities for the six months ended June 30, 2023 was $2,690 and was used to purchase fixed assets.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024, was $3,597,841, primarily consisting of $2,700,000 proceeds from the Quantum Note, $1,323,362 cash from the recapitalization with DHAC, and offset by $365,750, $47,800, $10,941 and $1,030 for repayment on the Extension Note, advances from a related party, factoring payable and due on acquisition purchase, respectively.

Cash provided by financing activities for the six months ended June 30, 2023, was $320,000 and consisted of $200,000 and $120,000 proceeds from note payable and related party loan payable, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

Management concluded that material weaknesses in internal control over financial reporting existed relating to the delay in filing. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Subsequent to the quarter end, in light of the material weakness as described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements on a timely basis. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding application and financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. In addition, there have been no material changes to the risk factors disclosed in the registration statement on Form S-1 filed with the SEC on July 17, 2024 (File No. 333-280845) and August 7, 2024 (File No. 333-281319). Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectuses. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in said Registration Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For this fiscal quarter, except as set forth below, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

On March 28, 2024, iDoc Virtual Telehealth Solutions, Inc., our wholly-owned subsidiary, issued and sold a secured convertible promissory note in the principal amount of two hundred twenty four thousand ($224,000) (the “Note”) to Mr.

David L. Wickersham who became a member of our board of directors on July 17, 2024. The Note was fully satisfied and paid off by the issuance of 114,000 shares of the Company common stock to Mr. Wickersham on the maturity date.

Item 3. Defaults Upon Senior Securities

None

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

2.3

Second Amendment to the Third Amended and Restated Business Combination Agreement, dated as of April 17, 2024, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 18, 2024).

3.1	Second Amended and Restated Certificate of Incorporation of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of VSee Health, Inc. (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.3	Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.1

Form of Letter Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc., and the Bridge Investor (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.2	Form of Additional Bridge Notes (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.3

Securities Purchase Agreement dated November 3, 2022 by and between Digital Health Acquisition Corp. and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 3, 2022).

10.4

First Amendment to Securities Purchase Agreement, dated November 21, 2023, by and between Digital Health Acquisition Corp. and A.G.P. / Alliance Global Partners (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on November 21, 2023).

Exhibit No.	Description
10.5

Form of Conversion Securities Purchase Agreement for Shares of Series A Preferred Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.6

Side Letter dated January 22, 2024 to the Registration Rights Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp. and the Bridge Investor (incorporated by reference to Exhibit 10.49 filed with the Form S-4 filed by the Registrant on May 9, 2024).

10.7

Form of Amended and Restated Conversion Securities Purchase Agreement with the Bridge Investor for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 13, 2024).

10.8

Form of Amended and Restated Conversion Securities Purchase Agreement with Tidewater for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 13, 2024).

10.9

Letter Agreement dated April 17, 2024 to the Promissory Note dated November 21, 2023 and January 25, 2024 issued by Digital Health Acquisition Corp. to the Bridge Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 18, 2024).

10.10

Form of Exchange Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc., and the Bridge Investor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.11

Exchange Note dated as of June 24, 2024 by and between VSee Health, Inc. and the Bridge Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.12

Exchange Registration Rights Agreement dated as of June 24, 2024 by and between VSee Health, Inc. and the Bridge Investor (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.13

Form of Exchange Lock-Up Agreement entered with directors and officers of VSee Health, Inc. on June 24, 2024 (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.14

Amended and Restated Security Agreement dated June 24, 2024 by and among the Bridge Investor, VSee Health, Inc., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc. and grantors under the signature page thereof (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.15

Convertible Note Purchase Agreement, dated as of November 21, 2023, by and between Digital Health Acquisition Corp., and the Quantum Investor (incorporated by reference to Exhibit 10.12 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.16

Quantum Note dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.17

Quantum Registration Rights Agreement dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.18

Amendment to Quantum Note dated as of July 3, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 9, 2024).

10.19

Form of Equity Purchase Agreement, dated as of November 21, 2023, by and between Digital Health Acquisition Corp., and an institutional and accredited investor (incorporated by reference to Exhibit 10.15 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.20

Equity Purchase Commitment Note dated July 2, 2024 by and between VSee Health, Inc. and an institutional and accredited investor (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on July 9, 2024).

Exhibit No.	Description
10.21

Form of Escrow Agreement by and among VSee Health, Inc. (f/k/a Digital Health Acquisition Corp.), and each of VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc, and Continental Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.20 filed with the Form S-4 filed by the Registrant on May 9, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith (furnished herewith with respect to Exhibit 32.1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSEE HEALTH, INC.

Date: September 23, 2024	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 23, 2024	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)