Form 10-Q
period 2024-09-30
VSEE HEALTH, INC.
filed 2024-11-14
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

(516) 672-7068

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

As of November 14, 2024, there were 15,664,778 of the registrant’s common stock and 6,158 Series A preferred stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$2,327,337	$118,734
Accounts receivable, net of allowance for credit losses of $2,062,444 and $32,457 as of September 30, 2024, and December 31, 2023, respectively	2,613,327	628,480
Due from related party	560,380	—
Prepaids and other current assets	1,606,469	79,920
Total current assets	7,107,513	827,134

Note receivable, related party	245,500	—
Right-of-use assets, net	417,835	—
Intangible assets, net	11,547,500	—
Goodwill	4,916,694	—
Fixed assets, net	794,688	3,657
Total assets	$25,029,730	$830,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$8,270,393	$1,824,408
Deferred revenue	683,111	802,524
Due to related party	456,858	338,506
Operating lease liability	68,958	—
Financing lease liability	191,330	—
Factoring payable	208,788	—
Encompass Purchase liability	265,978	—
Income tax payable	63,855	—
SAFE Note	—	135,000
Contingent liability	—	600,000
ELOC	177,000	—
ELOC Commitment Fee Note	495,000	—
Additional Bridge Notes	122,000	—
Exchange Note	1,851,000	—
Quantum Convertible Note, related party	2,985,000	—
September 2024 Convertible Note	2,000,000	—
Loan payable, related party, net of discount	471,651	323,000
Line of credit	456,097	—
Notes payable, net of discount	439,183	220,000
Total current liabilities	19,206,202	4,243,438

Notes payable, less current portion, net of discount	593,941	—
Operating lease liability, less current portion	289,263	—
Financing lease liability, less current portion	181,312	—
Total liabilities	20,270,718	4,243,438

Commitments, Contingencies, and Concentration Risk (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,158 and 0 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	1	—
Common stock, $0.0001 par value; 100,000,000 shares authorized 15,362,278 and 4,639,643 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	1,536	464
Additional paid-in capital	66,282,056	6,027,153
Accumulated deficit	(61,524,581)	(9,114,985)
Non-controlling interest	—	(325,279)
Total stockholders’ equity (deficit)	4,759,012	(3,412,647)
Total liabilities and stockholders’ equity (deficit)	$25,029,730	$830,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023 (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Subscription fees	$1,037,457	$947,525	$3,080,085	$3,131,347
Professional services and other fees	396,455	283,968	1,145,930	762,300
Technical engineering fees	806,456	219,978	1,159,345	444,315
Patient fees	623,198	—	654,718	—
Telehealth fees	485,971	—	516,540	—
Institutional fees	4,900	—	5,380	—
Total revenues	3,354,437	1,451,471	6,561,998	4,337,962
Cost of goods sold	941,388	478,399	1,814,281	1,528,008
Gross margin	2,413,049	973,072	4,747,717	2,809,954

Operating expenses
Compensation and related benefits	1,678,627	1,013,488	3,490,615	3,433,658
General and administrative	2,170,217	224,874	2,830,615	832,513
Goodwill impairment charges	54,984,000	—	54,984,000	—
Transaction expenses	646,303	9,066	1,653,448	66,411
Total operating expenses	59,479,147	1,247,428	62,958,678	4,332,582

Net operating loss	(57,066,098)	(274,356)	(58,210,961)	(1,522,628)

Other income (expense):
Interest expense	(232,082)	(36,312)	(591,087)	(163,574)
Other income (expense)	(2)	—	—	19,619
Change in fair value of financial instruments	5,737,606	(21,629)	6,285,706	92,448
Loss on issuance of financial instruments	—	—	(1,618,234)	—
Loss on extinguishment	(740,979)	—	(740,979)	—
Total other income (expense)	4,764,543	(57,941)	3,335,406	(51,507)

Loss before benefit from income taxes	(52,301,555)	(332,297)	(54,875,555)	(1,574,135)

Benefit from income taxes	550,030	233,716	2,791,238	590,954

Net loss	(51,751,525)	(98,581)	(52,084,317)	(983,181)
Net profit attributable to non-controlling interest	—	12,465	—	3,727
Net loss attributable to stockholders	(51,751,525)	(111,046)	(52,084,317)	(986,908)

Basic and diluted loss per common share	$(3.43)	$(0.01)	$(6.24)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	15,077,548	9,998,446	8,351,249	9,998,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

					Additional		Non-	Total
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, December 31, 2023	—	$—	4,639,643	$464	$6,027,153	$(9,114,985)	$(325,279)	$(3,412,647)

Net loss	—	—	—	—	—	(2,811)	—	(2,811)

Non-controlling interest	—	—	—	—	—	—	31,980	31,980

Balance, March 31, 2024	—	—	4,639,643	464	6,027,153	(9,117,796)	(293,299)	(3,383,478)

Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	—	—	354,441	36	(36)	(325,279)	325,279	—

Non-controlling interest	—	—	—	—	—	—	(31,980)	(31,980)

Escrow shares released from stock payable	—	—	239,424	24	127,686	—	—	127,710

Shares issued as conversion of debt of VSee debt holders	—	—	12,846	1	155,564	—	—	155,565

Reverse recapitalization	—	—	3,603,966	360	(17,381,804)	—	—	(17,381,444)

Shares issued as consideration to iDoc shareholders	—	—	4,950,000	495	67,450,680	—	—	67,451,175

Shares issued as conversion of iDoc debt as part of the consideration in the acquisition	—	—	592,500	59	1,184,941	—	—	1,185,000

Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	300	—	—	—	300,000	—	—	300,000

Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	—	—	300,000	30	599,970	—	—	600,000

Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	220	—	—	—	220,000	—	—	220,000

Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	1,268	—	—	—	1,268,000	—	—	1,268,000

Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	4,370	1	—	—	4,369,999	—	—	4,370,000

Shares issued to settled iDoc debt holders	—	—	114,000	12	227,988	—	—	228,000

Stock-based compensation	—	—	—	—	31,989	—	—	31,989

Net loss	—	—	—	—	—	(329,981)	—	(329,981)

Balance, June 30, 2024	6,158	$1	14,806,820	$1,481	$64,582,130	$(9,773,056)	$—	$54,810,556

Shares issued upon conversion of portion of Additional Bridge Notes	—	—	14,199	1	60,345	—	—	60,346

Shares issued as part of stock grants to vendors	—	—	227,500	23	625,727	—	—	625,750

Shares issued upon conversion of portion of Exchange Note	—	—	213,759	21	664,769	—	—	664,790

Warrants and commitment shares issued in connection with the September 2024 Note	—	—	100,000	10	(10)	—	—	—

Stock-based compensation	—	—	—	-	349,095	—	—	349,095

Net loss	—	—	—	-	—	(51,751,525)	—	(51,751,525)

Balance, September 30, 2024	6,158	$1	15,362,278	$1,536	$66,282,056	$(61,524,581)	$—	$4,759,012

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

					Paid-In	Accumulated	controlling	Stockholders'
	Series A Preferred Stock		Common Stock		Capital	Deficit	Interest	Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	4,639,643	$464	$6,027,153	$(5,666,895)	$(362,755)	$(2,033)

Net loss	—	—	—	—	—	(451,252)	—	(451,252)

Non-controlling interest	—	—	—	—	—	—	(4,767)	(4,767)

Balance, March 31, 2023	—	—	4,639,643	464	6,027,153	(6,118,147)	(367,522)	(458,052)

Net loss	—	—	—	—	—	(424,610)	—	(424,610)

Non-controlling interest	—	—	—	—	—	—	(3,971)	(3,971)

Balance, June 30, 2023	—	—	4,639,643	464	6,027,153	(6,542,757)	(371,493)	(886,633)

Net loss	—	—	—	—	—	(111,046)	—	(111,046)

Non-controlling interest	—	—	—	—	—	—	12,465	12,465

Balance, September 30, 2023	—	$—	4,639,643	$464	$6,027,153	$(6,653,803)	$(359,028)	$(985,214)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,084,317)	$(983,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	54,984,000	—
Loss on extinguishment	740,979	—
Shares issued as part of stock grants to vendors	98,000	—
Loss on issuance of financial instrument	1,618,234	—
Original issue discount and interest accrued on Quantum Convertible Note	395,671	—
Change in fair value of financial instruments	(6,285,706)	(92,448)
Amortization of discount on note payable	7,000	93,000
Amortization of right-of-use assets	17,209	—
Stock-based compensation	381,084	—
Depreciation and amortization	651,761	395
Allowance for expected credit losses	342,634	95,815
Deferred tax asset and liabilities	(2,336,506)	(590,952)
Changes in operating assets and liabilities:
Accounts receivable	(203,904)	(286,602)
Due from related party	225,654	—
Prepaids and other current assets	(861,888)	57,168
Accounts payable and accrued expenses	(161,975)	988,798
Operating lease liability	(76,823)	—
Deferred revenue	(119,413)	13,561
Income tax payable	63,855	—
Due to related party	(210,797)	181,010
Net cash used in operating activities	(2,815,248)	(523,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Business Combination – iDoc	29,123	—
Purchase of fixed assets	(50,507)	(2,690)
Net cash used in investing activities	(21,384)	(2,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Quantum Convertible Note, related party	2,700,000	—
Proceeds from September 2024 Convertible Note	2,000,000	—
Proceeds from reverse recapitalization with DHAC	1,323,362	—
Repayment on Extension Note	(365,750)	—
Repayment on factoring payable	(150,616)	—
Repayment on Additional Bridge Financing	(13,889)	—
Repayment on Encompass Purchase liability	(3,090)	—
Repayment on advances from related party	(47,800)	—
Repayment on note payable	(33,000)	—
Payment on financing lease liability	(363,982)	—
Proceeds from loan payable, related party	—	120,000
Proceeds from note payable	—	200,000
Proceeds from share repurchase liability	—	135,000
Net cash provided by financing activities	5,045,235	455,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,208,603	(71,126)
Cash and Cash Equivalents, Beginning of Period	118,734	230,664
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,327,337	$159,538

Supplemental disclosure of cash flow information
Cash paid for interest expense	$6,738	$—
Cash paid for taxes	$3,092	$—
Non-cash investing and financing activities:
Net liabilities acquired in reverse merger	$(18,704,806)	$—
Shares issued to DHAC Sponsor group for debt conversion	$1,268,000	$—
Shares issued to A.G.P. Underwriter for debt conversion	$4,370,000	$—
Shares issued to VSee debt holders for debt conversion	$1,310,710	$—
Fair value of shares issued in iDoc acquisition	$68,907,052	$—
Shares issued as principal payment of Additional Bridge Notes	$60,346	$—
Shares issued as principal payment of Exchange Note	$664,790	$—
Shares issued to acquire non-controlling interest in TAD	$325,279	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

NOTES TO THE UNAUDITED SEPTEMBER 30, 2024 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Organization and Description of Business

VSee Health, Inc. (f/k/a Digital Health Acquisition Corp., a Delaware corporation) (the “Company,” “we,” “our,” “VSee Health” or “us”) is a telehealth software platform solution. Our proprietary technology platform and modular software solution empower users to plug and play telehealth services with end-to-end encrypted video streaming integrated with medical device data, electronic medical records, and other sensitive data, with multiple other interactive functionalities that enable teamwork that VSee believes are not available from any other system worldwide. Our company’s core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem. Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third-party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing healthcare industry. Our company will also be able to white label our solutions so they fit into the plans and strategies of our clients, all on a platform that is high-performance and highly scalable.

The Company was formed in Delaware on March 30, 2021 under the name Digital Health Acquisition Corp. (“DHAC”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On June 24, 2024 (the “Closing Date”), the parties consummated the business combination by and among DHAC, DHAC Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a direct, wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, Inc., a Delaware corporation (“VSee Lab”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”) (the “Business Combination”). In connection with the Business Combination, DHAC changed its name from Digital Health Acquisition Corp. to VSee Health, Inc. Furthermore, unless otherwise stated or unless the context otherwise requires, references to “DHAC” refer to Digital Health Acquisition Corp., a Delaware corporation, prior to the Closing Date.

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

Apart from the above, on November 21, 2023, DHAC entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with an institutional and accredited investor (the “Bridge Investor”) pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of VSee Health’s Common Stock, from time to time over a 36-month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the Closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The transaction is hereby referred as “ELOC.” In connection with the Bridge Investor’s commitment to enter into the ELOC transaction, pursuant to the ELOC Purchase Agreement, on July 2, 2024, the Company issued and sold to the Bridge Investor a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company Common Stock at an initial price of $10 per share (the “ELOC Commitment Fee Note”). On September 30, 2024, the Company and the Bridge Investor mutually agreed to extend the maturity date of the ELOC Commitment Fee Note from September 23, 2024 to December 31, 2024.

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

As VSee Lab is determined to be the accounting acquirer in the Business Combination, the acquisition of iDoc was treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and was accounted for using the acquisition method of accounting. The consideration transferred to acquire iDoc was allocated to the assets acquired and liabilities assumed based on the estimated acquisition-date fair values. The excess of consideration transferred to effect the acquisition over the fair values of assets acquired and liabilities assumed was recorded as goodwill. Refer to Note 3 Business Combination for further details.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio. See Note 11 Equity for additional information.

The condensed consolidated financial statements include the accounts of VSee Health, Inc. and its subsidiaries, VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., both 100% wholly owned subsidiaries of the Company. In addition, the consolidation includes Encompass Healthcare Billing, LLC, a 100% wholly owned subsidiary of iDoc and This American Doc, Inc. (“TAD”) a wholly owned subsidiary of VSee Lab. All intercompany amounts are eliminated upon consolidation. Prior to June 24, 2024, the condensed consolidated financial statements included the accounts of VSee Lab, Inc. and its 53.8% partially owned subsidiary, TAD.

The accompanying condensed consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2024, its results of operations, changes in stockholders’ equity (deficit), and of cash flows for the three and nine months ended September 30, 2024 and 2023, in conformity with U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the VSee Lab, Inc’s audited financial statements included on Form 424B3 Prospectus for the period ended December 31, 2023, as filed with the SEC on July 24, 2024. The interim results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods. Certain reclassifications have been made to the amounts in prior periods to conform to the current period's presentation primarily consisting of the breakout of revenue by category and the retroactive application of the recapitalization.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, goodwill impairment analysis, allowance for credit losses, the fair value of the ELOC, the Exchange Note, the Additional Bridge Note (as defined below in the “Additional Bridge Financing” section), and the Quantum Convertible Note, the September 2024 Convertible Note, and income taxes.

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

The Company applies ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition in accordance with ASC 606 through the following five steps:

1) Identify the contract with a customer

The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the goods and services to be transferred and the payment terms for the goods and services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.

Contractual terms for subscription services are typically 12 months. Contracts are generally cancellable with a 30-day notice period, and customers are billed in annual, quarterly, or monthly installments in advance of the service period of the subscription. The Company is not required to refund any prorated prepayment fees invoiced to cover services that were provided.

The Company also has service contracts with hospitals or hospital systems, physician practice groups, and other users. These customer contracts typically range from two to three years, with an automatic renewal process. The Company either invoices these customers for the monthly fixed fee in advance or at the end of the month, depending on the contract terms. The contracts typically contain cancellation clauses with advance notice, and revenue for goods and services transferred prior to cancellation is not refundable or creditable.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

3) Determine the transaction price

Total transaction price is based on the amount to which the Company is entitled to base on the contracts with its customers. The Company believes the quoted transaction prices in the customer contracts represent the standalone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract.  Consideration promised in the Company’s contracts includes both fixed and variable amounts. The Company’s variable consideration is based on fixed unit price for promised services, though the total consideration is dependent upon the actual amounts of promised services used by the customers. If necessary, the Company estimates the total variable consideration based on the information available to management, and updates such estimates each financial period when needed.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. Where applicable, the Company establishes standalone selling prices based on the observable prices of the good or service when the Company sells that good or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, the Company estimates the standalone selling price using the expected cost plus a margin approach.

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as control of the promised goods or service are transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. For services transferred over time, the Company recognizes revenue based on the progress of services delivered measured using the input method. Such inputs include amount of resources the Company spends to provide such services, and are based on the best information available to management each financial period.

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, subscription services and institutional services provided to our clients.

Subscription Service Contracts and Performance Obligation

Subscriptions Services

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to the Company’s platform. The Company commences revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. The Company’s obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress toward satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

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

Professional Services and Technical Engineering Fees and Performance Obligation

Performance obligations in the contract for professional services and technical engineering services are based on the specified quantity of professional service hours to customers. The performance obligation in the contract for these services transferred to the customer is distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Under the contracts, the Company uses standalone prices when allocating the transfer price. The contract pricing is fixed and stated in the arrangements based on the work to be performed by the Company and represents the amount the Company is entitled to for delivering such goods and services. When required, the Company estimates variable consideration for services with the quoted fees per promise using the expected value method for what the Company expects to collect.

The Company recognizes revenue when the Company satisfies its performance obligation to provide the contractual service hours for the duration of services under the contract.

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

Patient Fee Contracts Involving Third-Party Payors

The Company receives payments from patients, third-party payors and others for patient fee services. Third-party payors pay the Company based on contracted rates or the entities’ billed charges. Payments received from third-party payors are generally less than billed charges. The Company determines the transaction price on patient fees based on standard charges for services provided, reduced by adjustments provided to third-party payors, and implicit price concessions provided to uninsured patients. The Company monitors its revenue and receivables from third-party payors and records an estimated contractual allowance to properly account for the differences between billed and collected amounts.

Revenue from third-party payors is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and allowance for doubtful accounts receivable. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, from estimated amounts and such difference could be material.

All of the Company’s telemedicine contracts for patient reimbursement fees are directly billed to the payors by the Company. The Company earns patient fees by providing high acuity patient care solutions. For patient fees, performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by the Company’s medical professionals. The revenue is determined based on the telemedicine billing code(s) associated with the respective professional service rendered to patients. The Company earns primarily from reimbursement from the following third-party payors:

Medicare

The Company’s affiliated provider network is reimbursed by the Medicare Part B and Part C programs for certain of the telemedicine services it provides to Medicare beneficiaries. Medicare coverage for telemedicine services is treated distinctly from other types of professional medical services and is limited by federal statute and subject to specific conditions of participation and payment pursuant to Medicare regulations, policies and guidelines, including the location of the patient, the type of service, and the modality for delivering the telemedicine service, among others.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states (or the state’s designated managed care or other similar organizations) under approved plans. The Company’s affiliated provider network is reimbursed by certain State Medicaid programs for certain of the telemedicine services it provides to Medicaid beneficiaries. Medicaid coverage for telemedicine services varies by state and is subject to specific conditions of participation and payment.

Commercial Insurance Providers

The Company is reimbursed by commercial insurance carriers. The basis for payment to the commercial insurance providers is consistent with Medicare reimbursement fee structure guidelines, and the Company is in-network or out-of-network with the commercial insurance carriers based on state and insurer requirements.

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

The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration, using the expected value or the most likely amount method, whichever is expected to better predict the amount. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to the Company. The determination of the amount of revenue the Company can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life or expected performance period.

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual tele-physician hours services monthly. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to the Company when contracting for Company training, hardware and software installation and integration, which includes a onetime setup of software security, API interfaces, and compatibility between hospital existing equipment and hardware and software. The Company recognizes revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which the Company’s clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and the Company records start-up fees as revenue when the start-up service is completed over time, using the input method to measure progress each financial period.

Institutional Fees Service Contracts and Performance Obligation

Contract For Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations in the contract for EEG professional interpretation services are based on the number of professional services EEG interpretation provides monthly. The performance obligation in the contract for these services transferred to the customer is distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To facilitate the delivery of the EEG professional interpretation services, the Company’s physicians use EEG telemedicine equipment provided by the Company. The performance obligation is satisfied based on the number of EEG professional interpretations performed by the Company’s physicians. The number of professional interpretations is traced monthly by both parties and used to determine the revenue earned based on established contractual rates and is included in institutional fees in the condensed consolidated financial statements.

Under most of the Company’s contracts, including contracts with its two top customers, the customer pays fixed monthly fees for telemedicine consultation services, EEG professional interpretation services, platform software services, and hardware fees. The fixed monthly fee provides for a predetermined number of daily, monthly, or annual physician hours of coverage and agreed upon rates for interpretation and software services. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment and the Company’s virtual healthcare platform, which is provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services.

The Company commences revenue recognition on EEG professional interpretation services when the Company satisfies its performance obligation to provide professional interpretation monthly.

Cost of Goods Sold

Cost of goods sold consists primarily of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party software services and contractors, and other services used in connection with delivery and support of the Company’s platform subscription services. The Company’s cost of goods sold also consists primarily of expenses related to compensation-related expenses for the Company’s telehealth service providers, costs for third-party software and hardware services and independent medical providers, and other services used in connection with the delivery and support of the Company’s telehealth platform.

Transaction Expenses

On June 15, 2022, DHAC entered into the Original Business Combination Agreement with DHAC Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, and iDoc. On August 9, 2022, the parties to the Original Business Combination Agreement, entered into the First Amended and Restated Business Combination Agreement, pursuant to which the Original Business Combination Agreement was amended and restated in its entirety. The parties to the First Business Combination Agreement entered into the Second Amended and Restated Business Combination Agreement on October 6, 2022, pursuant to which the First Amended and Restated Business Combination Agreement was amended and restated in its entirety, which was subsequently amended by the First Amendment to the Second Amended and Restated Business Combination Agreement dated November 3, 2022. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee Lab and iDoc entered into the Third Amended and Restated Business Combination Agreement, which was subsequently amended by the First Amendment to the Third Amended and Restated Business Combination Agreement on February 13, 2024 and the Second Amendment to the Third Amended and Restated Business Combination Agreement on April 17, 2024 (as amended, the “Business Combination Agreement”) and concurrently entered into various transactions that provide financing for DHAC, VSee Lab, iDoc and the Company (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”). During the three months ended September 30, 2024 and 2023, the Company (which, for accounting purpose, refers to VSee Health, Inc. after June 24, 2024 and VSee Lab, Inc. prior to June 24, 2024) incurred transaction expenses related to the business combination of $646,303 and $9,066, respectively, for professional fees, including legal, taxation, business consulting, and audit services. During the nine months ended September 30, 2024 and 2023, the Company (which, for accounting purpose, refers to VSee Health, Inc. after June 24, 2024 and VSee Lab, Inc. prior to June 24, 2024) incurred transaction expenses related to the business combination of $1,653,448 and $66,411, respectively, for professional fees, including legal, taxation, business consulting, and audit services.

Net Loss Per Common Share

The Company computes income (loss) per common share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. The following are potentially dilutive shares as of September 30, 2024 and 2023:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net loss	$(51,751,525)	$(111,046)	$(52,084,317)	$(986,908)
Weighted average shares outstanding – basic and diluted	15,077,548	9,998,446	8,351,249	9,998,446
Net loss per share – basic and diluted	$(3.43)	$(0.01)	$(6.24)	$(0.10)
Excluded securities (1):
Public Warrants	11,500,000	—	11,500,000	—
Private Warrants	557,000	—	557,000	—
Bridge Warrants	173,913	—	173,913	—
Extension Warrants	26,086	—	26,086	—
September 2024 Warrants	740,741	—	740,741	—
Quantum Convertible Note, related party (2)	1,881,600	—	1,881,600	—
Additional Bridge Notes (2)	78,465	—	78,465	—
Exchange Note (2)	1,023,207	—	1,023,207	—
ELOC Commitment Fee Note	50,000	—	50,000	—
September 2024 Note (3)	1,277,778	—	1,277,778	—
Series A Preferred stock common stock equivalents (4)	3,079,000	—	3,079,000	—
Stock options granted	803,646	—	803,646	—
1.	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the three and nine-months ended September 30, 2024, as the result would be anti-dilutive.
2.	Includes the interest amount thereon and assumes the floor conversion price of $2.00.
3.	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.
4.	Assumes the maximum conversion thereon and at the floor conversion price of $2.00

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of September 30, 2024, and December 31, 2023.

Accounts Receivable and Credit losses

The Company carries its accounts receivable at net realizable value. The Company maintains an allowance for credit losses for the estimated losses resulting from the inability of the Company’s clients to pay their invoices. ASC 326, Financial Instruments-Credit Losses, requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. As a result of the acquisition of iDoc and at the Closing of the Business Combination on June 24, 2024, the Company assumed the allowance for credit losses of $1,696,553.

As of September 30, 2024 and December 31, 2023, the allowance for credit losses was $2,062,444 and $32,457, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized $321,206 and $73,097, respectively, of bad debt expenses. For the nine months ended September 30, 2024 and 2023, the Company recognized $342,634 and $95,815, respectively, of credit loss expense.

The following table presents VSee Health’s allowance for credit losses at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Beginning allowance for credit losses	$32,457	$—
Allowance for credit losses, due to acquisition	1,696,553	—
Allowance for credit losses	342,634	32,457
Less: Accounts receivable write-off included in allowance for credit losses above	(9,200)	—
Ending allowance for credit losses	$2,062,444	$32,457

Prepaid Assets

Prepaid assets are costs that have been paid but are not yet used up or have not yet expired. As the amount expires, the current asset is reduced, and the amount of the reduction is reported as an expense on the condensed consolidated statements of operations.

Leases

The Company accounts for leases under ASC Topic 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use asset, current portion of lease liability, and lease liability less current portion in the Company’s condensed consolidated balance sheets. Finance leases are included in fixed assets, current portion of lease liability, and lease liability less current portion in the Company’s condensed consolidated balance sheets. Operating and finance lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date.

As permitted under ASC 842, the Company has made an accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short-term leases on a straight-line basis over the lease term.

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

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the Public Warrants, private warrants, Bridge Warrants (as defined below) and the Extension Warrants (as defined below), September 2024 Warrants, and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Fixed Assets

Fixed Assets are recorded at historical cost, less accumulated depreciation. The Company expenses fixed assets purchased that are less than $1,000. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. During the nine months ended September 30, 2024, the Company purchased office and medical equipment, which is being depreciated over a three-year useful life. The acquisition of iDoc (see further Note 3 Business Combination) also resulted in office and medical equipment and furniture fixed asset additions during the nine months ended September 30, 2024. Depreciation is calculated on the straight-line method over the estimated useful lives of these respective assets, which is three to ten years. Repair and maintenance costs are charged to expenses as incurred.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired, and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the three months ended September 30, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $54,984,000 on the consolidated statements of operation for the three and nine months ended September 30, 2024 (refer to Impairment of Long-lived and Intangible Assets section below). As of the closing of the Business Combination, June 24, 2024, the fair value of goodwill was $59,900,694, as described in Note 3 Business Combination. As of September 30, 2024, accumulated impairment charges were $54,984,000.

Intangible Assets

Intangible assets are presented at fair value, net of amortization. The fair value is determined based on the appraised value of the asset. Intangible assets are composed of developed technology and customer list (see Note 3 Business Combination). Developed technology and customer relationships are amortized using the straight-line method over the five-year and ten-year estimated useful lives of the assets, respectively. Identifiable intangible assets subject to amortization consist of the following:

	September 30, 2024	December 31, 2023
Customer relationships	$2,100,000	$—
Developed technology	10,000,000	—
	12,100,000	—
Less: Accumulated amortization	(552,500)	—
Intangible assets, net	$11,547,500	$—

Total amortization expense related to intangible assets was $552,500 for the three months ended September 30, 2024. Expected amortization expense is as follows:

Year Ending December 31, 2024	$552,500
Year Ending December 31, 2025	2,210,000
Year Ending December 31, 2026	2,210,000
Year Ending December 31, 2027	2,210,000
Year Ending December 31, 2028	2,210,000
Thereafter	2,155,000
Total	$11,547,500

Impairment of Long-lived and Intangible Assets

In accordance with ASC 360-10, Property Plant and Equipment, and ASC 350-10, Intangibles, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

During the three months ended September 30, 2024, the Company determined that the continued decline in the Company’s stock price and corresponding market capitalization were triggering events that indicated the goodwill allocated to certain of the Company’s reporting units may be impaired. Based primarily on the respective financial and operational performance of certain of the Company’s reporting units with allocated goodwill, as well as the sustained decrease in the Company’s market capitalization, the Company identified a triggering event and performed an interim impairment test of the Telehealth Services reporting unit. As part of the Company’s impairment analysis, the fair value of the reporting unit was determined using a weighted average of the income approach and market approach, which used level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins, estimated future cash flows and discount rates. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $54,984,000 on the consolidated statements of operation for the three and nine months ended September 30, 2024.

Original Issue Discount on Debt

When the Company issues notes payable with a face value higher than the proceeds it receives, it records the difference as a debt discount and amortizes the discount as interest expense over the life of the underlying note payable.

Loss Contingencies and Litigation

The Company records and reserves for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a material loss will occur, the Company does not record and reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

Going Concern

As disclosed in the prior year's financial statements, there is significant doubt about the Company's ability to continue as a going concern due to persistent operating losses during the past two years and a deteriorating liquidity position from the Company generating negative operating cash.

Management has undertaken a series of measures to address these concerns, which include:

●	Revenue Enhancement Strategies: The Company and including the acquisition of iDoc on June 24, 2024 (see further Note 3 Business Combination) has won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline. During the third quarter, service commenced to a client in the new market, driving positive future revenue growth.
●	Equity/ ELOC Financing: The Company has an Equity Purchase Agreement (as defined below) dated November 21, 2023 whereby the Company may receive up to $50,000,000 in aggregate gross proceeds from sales of our Common Stock to the ELOC investor that the Company may, in its discretion, elect to make, from time to time pursuant to the terms and period of the Equity Purchase Agreement. The Investor shall have the right but not the obligation to purchase shares at the floor price of $2.00 per share if the VWAP on the date when a purchase notice under the Equity Purchase Agreement is less than the floor price.

Management has determined that the liquidity condition and historical operating losses raises substantial doubt about its ability to continue as a going concern for a period of time of least one year after the date that the accompanying condensed consolidated financial statements are issued.

There is no assurance that the measures taken by the Company to alleviate such concerns will be successful or successful within one year after the date the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and will adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

Note 3	Business Combination

Acquisition of iDoc Telehealth Solutions, Inc.

On June 24, 2024, the Company completed the Business Combination between DHAC, VSee Lab, Inc. (“VSee Lab”), a company providing comprehensive telehealth platform and software services for U.S. hospitals and enterprises, and iDoc Telehealth Solutions, Inc. (“iDoc”), a tele-intensive acute care and tele-neurocritical care company, providing tele-intensive acute care, and tele-neurocritical care in high value hospital environments. As noted above, the closing of the Business Combination resulted in the acquisition of iDoc and a reverse recapitalization with DHAC (see Note 11 Equity for discussion of recapitalization). The acquisition of iDoc is treated for accounting purposes as VSee Lab being the accounting acquirer and iDoc the acquiree. iDoc can complement VSee Lab’s business by leveraging its extensive telehealth platform, and neuro and general critical expertise to treat and monitor acutely ill patients with diseases of the brain, spinal cord, heart, and lungs that often have complicated medical problems and by responding to the need for rapid, effective treatment of emergency patients and the shortage of critical care experts. The Telehealth market today is one characterized by rapid transformation, with major customers and hospital systems looking to build or add capabilities and major legacy competitors looking to shore up historical limitations. The rapid transformation of the telehealth market indicates strong future growth of the market, and its current offerings provide an attractive value proposition to health systems, medical groups, and individual medical practitioners, driving higher market share.

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

Purchase Consideration

The following table summarizes the purchase consideration for the iDoc acquisition:

Amount
4,950,000 shares of common stock issued to sellers at $12.11 per share	$59,944,500
292,500 shares of common stock issued upon conversion of debt at $12.11 per share	3,542,175
300,000 shares of common stock issued upon conversion of debt at $12.11 per share	3,633,000
300 shares of series A preferred stock issued upon conversion of debt, of which upon conversion, 150,000 shares of common stock are issuable, at $12.11 per share	1,816,500

Total purchase consideration	$68,936,175

A summary of the preliminary allocation of the total purchase consideration for iDoc is presented as follows:

Total purchase price consideration, net of cash acquired of $29,123	$68,907,052

Estimated fair value of assets:
Accounts receivable, net*	2,123,578
Due from related party	992,746
Note receivable, related party	245,500
Prepaid expenses and other current assets	164,661
Customer relationships	2,100,000
Developed technology	10,000,000
Right-of-use assets	430,359
Right-of-use assets	265,058
Fixed assets	839,785
Total assets acquired	17,161,687

Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	2,067,552
Line of credit and notes payable	2,516,345
Right-of-use liability - operating - related party	265,058
Right-of-use liability - operating	430,359
Right-of-use liability - finance	736,624
Deferred tax liabilities	2,139,391
Total liabilities assumed	8,155,329

Goodwill	$59,900,694

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

The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 include revenue of $1,114,070 and $1,176,638 and a net loss of $54,171,764 and $54,193,607, including goodwill impairment charges of $54,984,000, attributable to iDoc since the date of acquisition.

The Company (as the successor of VSee Lab for accounting purposes) incurred transaction costs related to the iDoc acquisition, and these costs were expensed as incurred in transaction expenses in the condensed consolidated statements of operations.

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
		$12,100,000

Developed technology represents the preliminary estimated fair value of iDoc’s internally developed processes, methodologies, algorithms, applications, technology platform, software code, website content, user interfaces, graphics, trade dress, databases and domain names. Customer relationships represent the preliminary estimated fair value of the underlying relationships with iDoc’s customers. The revenue and net loss included in the condensed consolidated financial statements from the iDoc acquisition are considered immaterial.

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of VSee Health’s operations and iDoc’s operations, as though the acquisition of iDoc had been completed as of the beginning of fiscal 2023. The pro forma financial information for the three and nine months ended September 30, 2024 and September 30, 2023, combines our results for these periods with that of iDoc’s results for the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

The following table summarizes the pro forma financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$3,354,437	$3,076,235	$9,191,682	$9,390,435
Net loss	$(368,063)	$(1,322,199)	$(2,436,877)	$(3,435,940)
Weighted average shares:
Basic and diluted	15,077,548	14,806,820	14,821,999	14,602,506
Net loss per share:
Basic and diluted	$(0.02)	$(0.09)	$(0.16)	$(0.24)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2023. The financial information for the periods presented above includes pro forma adjustments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of intangible assets	$(552,500)	$(552,500)	$(1,657,500)	$(1,657,500)
Transaction expenses	$—	$67,316	$301,013	$335,430

Recapitalization

As discussed at the closing (the “Closing”) of the Business Combination, (1) each share of DHAC common stock was re-designated as a share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and each outstanding warrant of DHAC was re-designated as a warrant of the Company and each whole warrant exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 (the “Warrant”); and (2) each issued and outstanding share of Class A common stock of VSee Lab (including all securities that are converted or exchanged into shares of VSee Lab Class A common stock) immediately prior to the Business Combination was automatically cancelled and extinguished and converted into the right to receive approximately 0.40 shares of Common Stock.

The shares and options granted to VSee shareholders were determined based on the estimated value attributed to VSee of $60.50 million as determined by the Board in its negotiations with VSee management. The 803,646 options granted are fully vested at the closing of the business combination and in accordance with ASC 805 are deemed to be part of the consideration granted in the business combination exchange as such no compensation expense is recognized. As such, the fully vested options are considered part of the recapitalization and have no accounting impact. There are a total of 174,302 options issued to employees who will vest between 40% and 60% over a one-year service period subsequent to the business combination which will be valued as of June 24, 2024 the grant date, see Note 11 for further discussion.

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

For accounting purposes, since the Business Combination was treated as a reverse merger by and among VSee Lab, DHAC and was accounted as a reverse recapitalization, the 3,603,933 shares of DHAC common stock outstanding at the Closing were allocated to net the $17,381,444 liabilities assumed by the Company (as the successor of VSee Lab for accounting purposes). The following is a summary of the recapitalization and net equity impact on business combination by the Company on June 24, 2024:

Cash - Trust and cash	$1,323,362

Liabilities assumed
Accrued Expenses	(4,876,314)
Due to Sponsor	(657,659)
Exchange Note	(6,155,925)
ELOC	(694,512)
Additional Bridge Notes	(466,646)
Promissory Note - Related Party	(350,000)
Promissory Note - SCS Capital Partners LLC	(765,000)
Deferred Underwriting Fee Payable	(4,370,000)
Promissory Note - Extension Note	(335,750)
Extension Note - Embedded Derivative	(33,000)
Total liabilities assumed	(18,704,806)
Net liabilities assumed	$(17,381,444)

Note 4	Fixed Assets

The components of fixed assets are summarized as follows:

	September 30, 2024	December 31, 2023
Office equipment	$23,259	$3,335
Medical equipment	123,095	1,000
Furniture	5,045	—
Leased equipment	736,624	—
Leasehold improvements	6,604	—
	894,627	4,335
Less: Accumulated depreciation	(99,939)	(678)
Fixed assets, net	$794,688	$3,657

The Company (as the successor of VSee Lab for accounting purposes) recorded $7,253 and $191 in depreciation expense during the three months ended September 30, 2024 and 2023, respectively. The Company (as the successor of VSee Lab for accounting purposes) recorded $9,735 and $395 in depreciation expense during the nine months ended September 30, 2024 and 2023, respectively. Depreciation on the leased equipment is included in the accumulated depreciation. During the three and nine months ended September 30, 2024, the Company (as the successor of VSee Lab for accounting purposes) recorded $85,986 and $89,526 in amortization expenses, respectively (see further Note 5 Leases). The Company had no amortization expenses during the three and nine months ended September 30, 2023.

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (see Note 3 Business Combination), the Company acquired, at fair value, $736,624, $79,801, $11,709, $6,604 and $5,045 of leased equipment, medical equipment, office equipment, leasehold improvements and furniture, respectively.

Note 5	Leases

Operating Leases

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (see Note 3 Business Combination), the Company assumed the following operating leases under iDoc. iDoc leased office space in Boston, Massachusetts (“Massachusetts Lease”), Houston, Texas (“Texas Lease”), and Houston, Texas (“New Houston Lease”). iDoc commenced a new Massachusetts lease on September 1, 2023, ending on August 31, 2028. The Texas Lease was renewed on February 1, 2022 and was terminated in July 2024, with an initial termination date of January 31, 2027. As a result of the termination, a related party right-of-use asset of $260,373 and related party lease liability of $265,059 were relieved. iDoc commenced a New Houston Lease on April 1, 2024 ending on March 31, 2027. The monthly lease payments for the Massachusetts Lease are $9,380 between September 1, 2023 and August 31, 2024, $9,630 between September 1, 2024 and August 31, 2025, $9,870 between September 1, 2025 and August 31, 2026, $10,120 between September 1, 2026 and August 31, 2027, and $10,360 between September 1, 2027 and August 31, 2028. The monthly lease payments for the Texas Lease are $10,000, and for the New Houston Lease are $1,000. The Company has no restrictive covenants related to the operating leases. The Company has no leases not yet commenced.

As a result of the acquisition, the operating lease right-of-use assets and liabilities were remeasured and recognized at the present value of future lease payments at the acquisition date. The interest rate used to determine the present value is the Company’s borrowing rate, which ranged from 17.9% to 18.5%, as the interest rate implicit in most of its leases is not readily determinable. Operating lease expense is recognized on a straight-line basis.

Operating right-of-use assets are summarized below:

	September 30, 2024	December 31, 2023
Office lease	$433,173	$—
Less: Accumulated amortization	(15,338)	—
Right-of-use assets, net	$417,835	$—

Operating lease liabilities are summarized as follows:

	September 30, 2024	December 31, 2023
Office lease	$358,221	$—
Less: Current portion	(68,958)	—
Long-term portion	$289,263	$—

As of September 30, 2024 and December 31, 2023, $87,710 and $0, respectively, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the consolidated balance sheets.

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2024	$31,890
Year ending December 31, 2025	128,520
Year ending December 31, 2026	131,440
Year ending December 31, 2027	125,400
Year ending December 31, 2028	82,880
Total future minimum lease payments	500,130
Less: Imputed interest	(141,909)
Present value of payments	$358,221

Expenses incurred with respect to the Company’s operating leases during the three and nine months ended September 30, 2024, which are included in general and administrative expenses on the condensed consolidated statements of operations, are set forth below. The Company had no operating lease payments during the three and nine months ended September 30, 2023.

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Operating lease expense	$13,476	$—
Total operating lease expense	$13,476	$—

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Operating lease expense	$17,209	$—
Total operating lease expense	$17,209	$—

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	September 30, 2024		December 31, 2023
Weighted average remaining lease term	3.8	years	—	years
Weighted average discount rate	17.9%		—%

Finance Leases

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (see Note 3 Business Combination), the Company assumed the following finance leases under iDoc. Commencing during the year ended December 31, 2022, iDoc leased office equipment under three finance leases with combined monthly payments of $20,313. The leases mature between June 2026 and August 2026, respectively. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024 (see Note 9 Commitments, Contingencies, and Concentration Risk). Leased equipment and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s borrowing rate to fair value the finance leases, estimated to be 19.3%, as the interest rate implicit in most of its leases is not readily determinable.

Finance right-of-use assets are summarized below:

	September 30, 2024	December 31, 2023
Equipment lease	$736,624	$—
Less: Accumulated amortization	(89,526)	—
Leased equipment, net	$647,098	$—

Finance lease liabilities are summarized below:

	September 30, 2024	December 31, 2023
Equipment lease	$372,642	$—
Less: Current portion	(191,330)	—
Long-term portion	$181,312	$—

As of September 30, 2024 and December 31, 2023, $385,951 and $0, respectively, of the Company’s financing lease liabilities are included in accounts payable and accrued liabilities on the consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases during the three and nine months ended September 30, 2024, which are included in the condensed consolidated statements of operations, are set forth below.

	For the Three Months Ended September 30,
	2024	2023
Finance lease asset amortization	$85,986	$—
Finance lease interest	$19,175	$—

	For the Nine Months Ended September 30,
	2024	2023
Finance lease asset amortization	$89,526	$—
Finance lease interest	$19,734	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2024	$63,733
Year ending December 31, 2025	243,758
Year ending December 31, 2026	136,484
Total future minimum lease payments	443,975
Less imputed interest	(71,333)
Present value of payments	$372,642

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	September 30, 2024		December 31, 2023
Weighted average remaining lease term	1.8	years	—	years
Weighted average discount rate	19.3%		—%

Note 6Factoring Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following factoring payable liabilities from iDoc (see further Note 3 Business Combination). Except as specifically set forth below, the factoring purchase agreements are not collateralized by a general security agreement over iDoc’s personal property and interests. No interest rate is associated with these factoring purchase transactions and no time during which the amount sold must be collected because the weekly amount is subject to adjustment based on future receipts generated by iDoc or the Company after the Closing of the Business Combination.

(1).A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 total dollar amount of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. The factoring payable under the June 21, 2023 Future Receipt Sale Agreement was $69,027 on September 30, 2024.
(2).A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 total dollar amount of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023 Future Receipt Sale Agreement was $26,371 on September 30, 2024.
(3).A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 total dollar amount of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 daily weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. The factoring payable under the October 13, 2023 Future Receipt Sale Agreement was $92,916 on September 30, 2024.
(4).A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $108,000 total dollar amount of future receipts for a net purchase price of $75,000 and under which iDoc authorized the factoring purchaser to collect $697 per day. The factoring payable under this October 13, 2023 Future Receipt Sale Agreement was $14,099 on September 30, 2024.
(5).A Future Receipts Sale Agreement, which iDoc entered on January 11, 2024, pursuant to which iDoc sold $53,200 total dollar amount of future receipts for a net purchase price of $31,500 and under which iDoc authorized the factoring purchaser to collect $2,500 weekly for 12 weeks and a $23,200 balloon collection on April 30, 2024. The agreement is collateralized with a security interest in all accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables of the Company. The factoring payable under this January 11, 2024 Future Receipt Sale Agreement was $6,375 on September 30, 2024.

Note 7Line of Credit and Notes Payable, Net of Discount

The following is a summary of the notes payable as of September 30, 2024 and December 31, 2023:

Notes payable, net of discount	September 30, 2024	December 31, 2023
Note payable issued November 29, 2021	$336,983	$—
Note payable issued December 1, 2021	1,500,600	—
Note payable issued January 12, 2023	—	220,000
Note payable issued August 18, 2023	64,000	—
Note payable issued November 13, 2023	22,000	—
Note payable issued January 14, 2024	16,200	—
Total notes payable	1,939,783	220,000
Less: Current portion	(439,183)	(220,000)
Less: Fair value adjustment for debt	(906,659)	—
Total notes payable, net of current portion	$593,941	$—

Required principal payments under the Company’s notes payable are as follows:

Year Ending December 31, 2024	$439,183
Year Ending December 31, 2025	4,567
Year Ending December 31, 2026	26,534
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Thereafter	1,392,771
Total	$1,939,783

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc (see further Note 3 Business Combination).

(1).On November 29, 2021, the iDoc received a $654,044 promissory note from a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (8.0% at September 30, 2024) (see further Note 9 Commitments, Contingencies, and Concentration Risk). iDoc is required to pay the loan in 36 payments of $19,409. As of September 30, 2024, there was an outstanding balance of $336,983 on the promissory note. For the three and nine months ended September 30, 2024, the Company recorded $7,997 and $8,634, respectively, in interest. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2024 is $35,035. The note is currently in default.
(2).On December 1, 2021, iDoc received a promissory note from a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of September 30, 2024, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly installment payments, including principal and interest, of $7,682. The Company recorded $13,876 and $14,800 in interest related to the promissory note for the three and nine months ended September 30, 2024. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2024, is $129,937. The note is currently in default.
(3).On August 3, 2023, iDoc received a 10.00% original issue discount promissory note from an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized $0 of amortized debt discount and $250 in default interest for a total interest expense of $250 and $393 for the three and nine months ended September 30, 2024. The Company had $0 in accrued interest as of September 30, 2024. The note was paid off during the three months ended September 30, 2024.
(4).On August 18, 2023, iDoc received a 8.0% original issue discount promissory note from an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of September 30, 2024, the promissory note net of unamortized debt discount was $64,000. The Company recognized $0 of amortized debt discount and $277 in default interest for a total interest expense of $1,430 and $1,707 for the three and nine months ended September 30, 2024. The Company had $4,510 in accrued interest as of September 30, 2024. The note is currently in default.
(5).On November 13, 2023, iDoc received a 10% original issue discount promissory note from an accredited investor with a principal balance of $22,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matures on December 13, 2023, and is collateralized by all the assets of the Company. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of September 30, 2024, the promissory note net of unamortized debt discount was $22,000. The Company recognized $0 of amortized debt discount and $4,255 in default interest for a total interest expense of $4,160 and $4,255 for the three and nine months ended September 30, 2024. The Company had $13,760 in accrued interest as of September 30, 2024. The note is currently in default.
(6).On January 14, 2024, iDoc received a note payable from a lender for $16,200. The note payable has an 8% interest rate over the 180 day loan term. The Company recorded $327 and $349 of interest expense on the loan for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had an outstanding balance of $16,200 and $977 in accrued interest. The note is currently in default.

Furthermore, on January 12, 2023, VSee Lab received a 10.00% original issue discount promissory note from an accredited investor with a principal balance of $220,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on July 15, 2023. Interest accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. On November 21, 2023, VSee Lab, DHAC and the investor entered into a Loan Conversion SPA pursuant to which $220,000 of the promissory note principal balance would be converted into Series A Preferred Stock of the Company at the Closing of the Business Combination. The Company paid off the promissory note by issuing 220 shares of Series A Preferred Stocks to the investor at the Closing. As of September 30, 2024, and December 31, 2023, the promissory note net of unamortized debt discount was $0 and $220,000, respectively. No amortized debt discount and interest were recognized on the loan during the three and nine months ended September 30, 2024. VSee Lab recognized $20,000 of amortized debt discount and $12,980 in accrued interest for a total expense of $32,980 for the nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, the Company had $0 and $12,980 in accrued interest, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Line of Credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate (8.0% at September 30, 2024). On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (8.0% at September 30, 2024) (see further Note 9 Commitments, Contingencies, and Concentration Risk).

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. As of September 30, 2024, the Company had an outstanding balance of $456,097 on the line of credit. The Company recorded $10,823 and $11,697 in interest related to the line of credit for the three and nine months ended September 30, 2024. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2024, is $40,191.

Loan Conversions

On November 21, 2023, DHAC, VSee Lab, and/or iDoc, as applicable, entered into Securities Purchase Agreements (the “Conversion SPAs”), certain of which were further amended and restated on February 13, 2024 (the “A&R Loan Conversion SPAs”) with various lenders of each of DHAC, VSee Lab and iDoc, pursuant to which certain indebtedness owed by DHAC, VSee Lab and iDoc would be converted into shares of Series A Preferred Stock pursuant to the Conversion SPAs or shares of Common Stock of the Company pursuant to the A&R Loan Conversion SPAs at the Closing of the Business Combination as further described and set forth below.

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

In connection with a securities purchase agreement by and among DHAC, VSee Lab, iDoc and the Bridge Investor dated October 5, 2022 (the “Original Bridge SPA”), DHAC, VSee Lab, and iDoc each issued to the Bridge Investor a 10% original issue discount senior secured convertible notes (collectively, the “Original Bridge Notes” and individually, the “DHAC Bridge Notes,” “VSee Bridge Notes” and “iDoc Bridge Notes” when referring to Original Bridge Notes issued to DHAC, VSee Lab, and iDoc, respectively) in an aggregate principal amount of approximately $2,222,222. On November 21, 2023, DHAC, VSee Lab, iDoc and the Bridge Investor entered into an Exchange Agreement. Pursuant to the Exchange Agreement, the Bridge Investor agreed to exchange all amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than the principal amount of $600,000 thereof, and (iii) the iDoc Bridge Note other than the principal amount of $600,000 thereof for a senior secured convertible promissory note with an aggregate principle value of $2,523,744 (the “Exchange Note”). As such, the Company issued and sold the Exchange Note to the Bridge Investor in connection with the Closing of the Business Combination on June 24, 2024. The transactions contemplated by the Exchange Agreement and the Exchange Note are hereby referred as the “Exchange Financing.”

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

As a result of the Business Combination, the fair value of the Exchange Note on June 24, 2024 was $6,155,925 in accordance with ASC 480. As of September 30, 2024, the Exchange Note’s fair value was $1,851,000. The Company recognized a total Exchange Note interest expense of $27,872 and $30,676 for the three and nine months ended September 30, 2024 and a change in fair value of $3,249,133 and $3,738,185 for the three and nine months ended September 30, 2024 (see further Note 14 Fair Value Measurements).

On August 8, 2024, $566,740 of outstanding principal on the Exchange Note was converted into 213,759 shares of common stock, at a conversion price based on a 5% discount to the prior trading day VWAP. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $98,050, reflecting the difference between the carrying value of the Exchange Note being converted (recorded at fair value) and the fair value of the shares of common stock issued upon conversion.

Additional Bridge Financing

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed that certain Additional Bridge Notes due to the reverse merger with DHAC on June 24, 2024.

On November 21, 2023, DHAC, VSee Lab and iDoc entered into an amendment to the Original Bridge SPA (the “Bridge Amendment”), pursuant to which the Bridge Investor agreed to purchase additional promissory note in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased on November 21, 2023, which will mature on May 21, 2025 and (2) a $55,556 note (which was purchased on January 25, 2024 and will mature on July 25, 2025) (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of the Company’s Common Stock, at an initial fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if the Company’s Common Stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s Common Stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of September 30, 2024, $150,000 pursuant to the Additional Bridge Notes has been funded to the Company. The transactions contemplated by the Bridge Amendment and the Additional Bridge Notes are hereby referred as the “Additional Bridge Financing.”

The monetary amount of the obligation is a fixed monetary amount known at inception as represented by the Amortization of Principal Schedule 2(a) (each, an “Amortization Payment”). As a result of Section 2(a), each Additional Bridge Note represents a debt instrument that the Company must or may settle by issuing a variable number of its equity shares as each Amortization Payment shall, at the option of the Company, be made in whole or in part, in immediately available Dollars equal to the sum of the Amortization Payment provided for in Schedule 2(a), or, subject to the Company complying with the Equity Conditions on the date of such Amortization Payment, in Common Stock issued at 95% of the lowest VWAP in the prior ten (10) trading days prior to such Amortization Payment (the “Amortization Conversion Price”) but in no event shall Common Stock be used to make such Amortization Payment if the Amortization Conversion Price is less than $2.00.

The Additional Bridge Notes represent share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Additional Bridge Notes are required to be accounted for as a liability under ASC 480. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings.

As a result of the Business Combination, the fair value of the Additional Bridge Notes on June 24, 2024 was $466,646 in accordance with ASC 480. As of September 30, 2024, the fair value of the Additional Bridge Notes was $122,000. The Company recognized a total Additional Bridge Note interest expense of $41,298 and $41,422 for the three and nine months ended September 30, 2024 and a change in fair value of $220,102 and $289,340 for the three and nine months ended September 30, 2024 (see further Note 14 Fair Value Measurements).

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

On August 2, 2024, holders of the Additional Bridge Notes converted an aggregate $41,417 of outstanding principal into 14,199 shares of common stock, at a conversion price based on a 5% discount to the prior trading day VWAP. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $18,928, reflecting the difference between the carrying value of the Additional Bridge Notes being converted (recorded at fair value) and the fair value of the shares of common stock issued upon conversion.

Extension Note (Extension Financing)

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed certain Extension Note due to the reverse merger with DHAC on June 24, 2024. The Extension Note was paid off in full by the Company in June 2024 and was no longer outstanding as of September 30, 2024.

On May 5, 2023, DHAC entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an institutional investor (the “Holder”). Pursuant to the Extension Purchase Agreement, the Company issued the Holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and is due and payable on May 5, 2024. On April 17, 2024, the Company and the investor entered into a letter agreement (the “Extension Letter Agreement”), which amended the maturity date of the Extension Note to June 30, 2024 and clarified certain definitions and transaction terms in both the Extension Purchase Agreement and the Extension Note. The Extension Note is also guaranteed by each VSee Lab and iDoc and was subordinated to the security interests granted to the Bridge Investor. In connection with the Extension Purchase Agreement, on May 5, 2023, DHAC also issued to the Holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s Common Stock at an exercise price of $11.50 per share (the “Extension Warrants”), and (ii) 7,000 shares of DHAC Common Stock as commitment shares (the “Extension Shares”).

The Company reviewed the Extension Warrants and Extension Shares issued in connection with the Extension Purchase Agreement under ASC 815 and concluded that the Extension Warrants are not in scope of ASC 480 and are not subject to the Derivative guidance under ASC 815. The Extension Warrants and the Extension Shares should be recorded as equity. As such the principal value of the Extension Note was allocated using the relative fair value basis of all three instruments. As the Extension Warrants were issued with various instruments, the purchase price needs to be allocated using the relative fair value method (i.e., warrant at its fair value and the common stock at its fair value the promissory note at its principal value allocated using the relative fair value of the proceeds received and applied proportionally to the equity classified stock, warrants and promissory note).

The Company reviewed the contingent early repayment option granted in the Extension Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Extension Note proceeds between the Extension Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at June 24, 2024 was $33,000 and $335,750 was allocated to the principal balance of the note with $30,000 of accrued interest for a total of $365,750. On June 30, 2024, the Company paid the Extension Note in full in the amount of $365,750 and derecognized the embedded derivative recognizing a change in the fair value of the derivative of $33,000 (see further Note 14 Fair Value Measurements).

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

The Quantum Convertible Note was issued and sold to the Quantum Investor subsequent to the Closing of the Business Combination on June 25, 2024. The Quantum Convertible Note was further amended on July 3, 2024, whereby the maturity date of the Quantum Convertible Note was changed from June 25, 2025 to June 30, 2026, and that eighteen months of interest will be guaranteed regardless of early pay or redemption. Furthermore, the Quantum Convertible Note bears an interest at rate of 12% per annum and is convertible into shares of the Company’s Common Stock at (1) a fixed conversion price of $10.00 per share, which was reset to $3.20 per share pursuant to the terms thereof and as further described below; or (2) 85% of the lowest daily VWAP (as defined in the Quantum Convertible Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Convertible Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30-day anniversary of the Quantum Convertible Note issuance date (the “Average Price”) is less than $10.00, to a price equal to the Average Price but in no event less than $2.00. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Convertible Note if the Company provides the Quantum Convertible Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00. If an event of default occurs, the Quantum Convertible Note would bear interest at a rate of 18% per annum.

On June 25, 2024, $2,700,000 (net of original issue discount of $210,000 and legal fees of $90,000 pursuant to the Quantum Convertible Note) has been funded to the Company. The Quantum Convertible Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Quantum Convertible Note was accounted for as a liability under ASC 480 upon funding of the note. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings. The original issue discount of $210,000 and direct cost of $90,000 was expensed as interest expense. The company recognized $90,739 and $95,739 of interest expense for the three and nine months ended September 30, 2024, respectively.

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during the quarter ended September 30, 2024 (see further Note 14 – Fair Value Measurements).

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

In connection with the Bridge Investor’s commitment to enter into the ELOC transaction, pursuant to the ELOC Purchase Agreement, the Company agreed to issue a convertible note in a principal amount of $500,000 on the date that is six business days after the business combination.  The business combination closed on June 24, 2024, therefore the commitment fee was no longer contingent and the Company accrued a $500,000 commitment fee payable as of June 24, 2024 with a corresponding deferred charge included in other assets. The deferred charge will be allocated and amortized over the ELOC once it is drawn upon. On July 2, 2024, the Company issued the $500,000 convertible note to the Bridge Investor (see ‘ELOC Commitment Fee Note below’).

The Company has analyzed the ELOC Purchase Agreement and determined that the contract should be recorded as a liability under ASC 815 and measured at fair value. As a result of the ASC 815 liability classification, the Company is required to re-measure the liability at fair value at each reporting period until the liability is settled.

The Company has determined that the fair value of the ELOC Purchase Agreement is based upon management’s expected usage of the facility. The contract provides no scenario in which the Company may exercise the contract at above market rates (i.e., sell shares at a price above which the shares are currently trading in the active market except that when the Company’s per share stock price drops below $2, the Bridge Investor has the discretion to decide whether to purchase the Company’s Common Stock under the ELOC Purchase Agreement at a floor price of $2 per share). Furthermore, the choice to exercise the ELOC Purchase Agreement is solely at the discretion of the Company (i.e., does not obligate the Company in any manner). Additionally, the ELOC Purchase Agreement does not impose a fee or fine if the Company chooses not to exercise the contract, as such that the fair value of the equity contract on June 24, 2024 was $694,512 and $177,000 as of September 30, 2024, resulting in a change in fair value of the ELOC of $517,512 (see further Note 14 Fair Value Measurements). As of October 21, 2024, pursuant to the Equity Purchase Agreement and the Company’s purchase notice thereof, the Bridge Investor purchased $200,000 worth of shares of Common Stock from the Company.

ELOC Commitment Fee Note

On July 2, 2024, the Company issued and sold to the Bridge Investor a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company’s common stock at an initial price of $10 per share (the “ELOC Commitment Fee Note”). The original maturity date of the ELOC Commitment Fee Note was September 22, 2024. The conversion right is exercisable by the Bridge Investor at any time after issuance, and includes certain standard antidilution adjustments. Upon the occurrence of an event of default, the Bridge Investor may require repayment in cash or in shares at its discretion, in an amount representing the greater of the outstanding principal balance and any accrued unpaid fees, or the value of the conversion shares issuable multiplied by the highest closing price for the Company’s common stock during the period from the event of default to conversion.

The Company elected to account for the ELOC Commitment Fee Note at fair value under the fair value option, and estimated its fair value to be $595,000 at issuance. In recording the ELOC Commitment Fee Note and derecognizing the commitment fee payable, the Company recorded a loss on extinguishment of $95,000 during the three and nine months ended September 30, 2024.

On September 30, 2024, the Company and the Bridge Investor mutually agreed to extend the maturity date of the ELOC Commitment Fee Note from September 23, 2024, to December 31, 2024. The Company accounted for the extension of the maturity date as an extinguishment. The Company recorded a gain on extinguishment of $5,000 during the three and nine months ended September 30, 2024.

As of September 30, 2024, the Company estimated the fair value of the ELOC Commitment Fee Note as $495,000. The Company recorded a gain on change in fair value of $95,000 for the ELOC Commitment Fee Note for the three and nine months ended September 30, 2024.

September 2024 Note

On September 30, 2024, the Company entered into a securities purchase agreement (the “September 2024 SPA”) with an accredited and institutional investor, pursuant to which the Company issued and sold to the investor promissory notes for an aggregate principal amount of $2,222,222 (the “September 2024 Convertible Note”). The Company received $2,000,000 in initial proceeds from the September 2024 Convertible Note, reflecting a 10% original issue discount. The September 2024 Convertible Note will mature on March 30, 2026 and provides for a minimum interest amount at 15% of the initial principal amount of the note through maturity, or $333,333. Interest in excess of the minimum interest amount (if applicable) will accrue at a rate of 10% per annum. The interest rate on the September 2024 Convertible Note will increase to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 18 equal installments of $18,519 per month beginning on November 1, 2024. Repayments of principal will be paid in 12 equal installments of $185,185 per month beginning on May 1, 2025. Any repayments of principal that are not funded through draws on the ELOC Purchase Agreement are subject to a 5% cash payment fee.

The September 2024 Convertible Note is convertible into shares of the Company’s common stock at any time at an initial fixed conversion price of $2.00 per share, subject to certain beneficial ownership and exchange cap considerations. The conversion price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the conversion price (a down-round event). The September 2024 Convertible Note is prepayable at any time (unless an event of default has occurred) based on the outstanding principal, accrued interest and any remaining minimum interest amount payable through the remainder of the term of the note. The September 2024 Convertible Note is mandatorily prepayable upon the occurrence of certain events (such as the issuance of stock or incurrence of debt) and can be accelerated upon an event of default either automatically or at the option of the note holder, depending on the nature of the event.

The September 2024 Convertible Note is secured by substantially all of the Company’s assets and includes certain covenants which restrict the Company’s ability to enter into certain agreements or transactions without the lender’s consent.

In connection with the September 2024 SPA and Convertible Note, the Company also issued a warrant to the investor to purchase up to 740,741 shares of the Company’s Common Stock. The warrant exercise price is $2.25 per share (exercisable on a cash or cashless basis) and will expire on September 30, 2029. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ equity upon its issuance. In addition, upon execution of the September 2024 SPA, the Company issued 100,000 shares of Common Stock to the investor as additional consideration for entering into the September 2024 SPA and related agreements, which were also classified in stockholders’ equity upon issuance.

The Company also incurred approximately $95,000 of issuance costs in connection with the September 2024 SPA transaction.

After analyzing the terms of the September 2024 Convertible Note and its embedded features, the Company elected to account for the September 2024 Convertible Note at fair value under the allowable fair value option election. As such, the Company initially recognized the September 2024 Convertible Note at its fair value and will subsequently measure the note at fair value with changes in fair value recorded in current period earnings (or other comprehensive income, if specific to Company credit risk). The Company initially recorded the September 2024 Convertible Note at its estimated issuance date fair value of $2,000,000, based on the initial proceeds received. As the proceeds were allocated in full to the September 2024 Convertible Note recorded at fair value, there were no proceeds remaining to allocate to the equity-classified warrants or shares issued under the terms of the September 2024 SPA, on a residual basis. In addition, the Company allocated the issuance costs incurred to the September 2024 Convertible Note, and as such expensed $95,000 in issuance costs during the quarter ended September 30, 2024.

Underwriters’ Agreement

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed liabilities under certain underwriting agreement between DHAC and Alliance Global Partners (“A.G.P.”) dated November 3, 2021 (the “Underwriting Agreement”) due to the reverse merger with DHAC on June 24, 2024.

In connection with the $4,370,000 deferred underwriting fee payable to A.G.P. under the Underwriting Agreement, on November 3, 2022 and as further amended on November 21, 2023, DHAC executed a Securities Purchase Agreement (as amended) with A.G.P. (the “A.G.P. Securities Purchase Agreement”). Pursuant to the A.G.P. Securities Purchase Agreement, the Company issued 4,370 shares of Series A Preferred Stock (which are convertible into shares of the Company Common Stock) to A.G.P. upon Closing of the Business Combination. As such, the Company’s obligation under the Underwriting Agreement was performed and the fees payable to A.G.P. under the Underwriting Agreement was paid off in full on June 24, 2024. The Certificate of Designation of the Series A Preferred Stock establishes the terms and conditions of the Series A Preferred Stock.

The Company reviewed the Series A Preferred Stock under ASC 480 and ASC 815 and concluded that Series A Preferred Stock did not include any elements that would preclude them from equity treatment and therefore are not subject to the liability treatment under ASC 480 or derivative guidance under ASC 815.

Simple Agreement for Future Equity

On August 1, 2023, VSee Lab entered into a Simple Agreement for Future Equity (“SAFE”) with a purchase price of $135,000. The SAFE is considered a mandatorily redeemable financial instrument under ASC 480-10-15-8. Per section 1 (a) of the SAFE, “If there is an Equity Financing before the termination of this Safe, on the initial closing of such Equity Financing, this Safe will automatically convert into the greater of (1) the number of shares of Standard Preferred Stock equal to the Purchase Amount divided by the lowest price per share of the Standard Preferred Stock; or (2) the number of shares of Safe Preferred Stock equal to the Purchase Amount divided by the Safe Price”. The fixed monetary amount known at inception (i.e., “Purchase Amount” of $135,000) embodies an obligation that the issuer must or may settle by issuing a variable number of shares, based on the safe price which is defined as “Safe Price” means the price per share equal to the Post-Money Valuation Cap divided by the Company Capitalization.” Since the capitalization can change through the termination events, the shares to be issued can vary. The SAFE may require the issuer to redeem the instrument for cash upon a change of control. The SAFE is classified and recorded as a liability under ASC 480-10-25-8 because a change of control is an event that is considered not under the sole control of the issuer.

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

Encompass Purchase Liability

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the principal balance on an acquisition purchase. On January 1, 2022, iDoc acquired 100% of Encompass Healthcare Billing, LLC. (“Encompass”) with a stock purchase agreement to acquire the equity interests of Encompass, according to the acquisition agreement (“Acquisition Agreement”). Per the Acquisition Agreement, iDoc acquired all the outstanding shares of Encompass for a cash payment of $300,000, due upon the closing of the Business Combination. On January 9, 2023, iDoc agreed to an additional obligation of $45,000, which was accounted for as interest expense and reflected in the accrued liabilities as of September 30, 2024. As of September 30, 2024, $269,068, including a fair value adjustment of $27,842, is reflected in the condensed consolidated balance sheet as the Encompass Acquisition liability.

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

(1).During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the Closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as share were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related party as of September 30, 2024 and December 31, 2023 was $0 and $338,506, respectively.
(2).During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of September 30, 2024 and December 31, 2023, the related party promissory note net of unamortized debt discount was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $7,865 in accrued interest for the three months ended September 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $23,595 in accrued interest for a total interest expense of $23,595 for the nine months ended September 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $41,525, and $17,930 in accrued interest as of September 30, 2024 and December 31, 2023, respectively, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. The above amounts and transactions are not necessarily what third parties would agree to.
(3).On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of September 30, 2024, and December 31, 2023, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $8,580 in accrued interest for the three months ended September 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $25,740 in accrued interest for a total interest expense of $25,740 for the nine months ended September 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $46,860 and $21,120 in accrued interest as of September 30, 2024, and December 31, 2023, respectively, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. The above amounts and transactions are not necessarily what third parties would agree to.
(4).On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of September 30, 2024, and December 31, 2023, the related party promissory note net of unamortized debt discount was $77,000 and $70,000, respectively. The Company (as the successor of VSee Lab for accounting purposes) recognized $0 of amortized debt discount and $5,005 in accrued interest for a total interest expense of $5,005 for the three months ended September 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) recognized $7,000 of amortized debt discount and $12,320 in accrued interest for a total interest expense of $19,320 for the nine months ended September 30, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $12,320 and $0 in accrued interest as of September 30, 2024, and December 31, 2023, respectively, which are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. The above amounts and transactions are not necessarily what third parties would agree to.

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024 (see further Note 3 Business Combination).

(1)A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on September 30, 2024 was $795,380. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.
(2)A note receivable that was issued and sold on September 1, 2022 from iDoc to the then CEO of iDoc, Imoigele Aisiku, with a principal balance of $336,000. The note bears no interest and matures on January 31, 2023. As of September 30, 2024, the related party note receivable was $245,500 and is included in the Related Party Note Receivable disclosure on the condensed consolidated balance sheets. No interest was recognized for the three and nine months ended September 30, 2024 and the note is in default.
(3)iDoc issued a promissory note on May 15, 2023 with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of September 30, 2024, the related party promissory note was $141,651, including a fair value adjustment of $58,349. The loan is included in the Related Party Loan Payable disclosure on the condensed consolidated balance sheets. No interest is recognized for the three and nine months ended September 30, 2024.
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

Related Party Transactions by VSee Health (f/k/a DHAC)

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (see further Note 11 Equity).

(1).	On October 24, 2022, DHAC issued and sold an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor, LLC, the sponsor of DHAC (“Sponsor”) On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 would be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 350 shares of Series A Preferred Stocks to the Sponsor at the Closing.
(2).	On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued another $200,000 loan to DHAC for operating expenses. The related note bears interest of 10% and would mature on May 5, 2024. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 765 shares of Series A Preferred Stocks to SCS Capital Partners LLC at the Closing.
(3).	SCS, LLC, as the administrator of DHAC, incurred monthly office management and other operating expenses since the inception of DHAC. As of November 21, 2023, a total of $153,000 office expense was incurred. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the outstanding office expenses in aggregate amount of $153,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this outstanding office expense by issuing 153 shares of Series A Preferred Stocks to SCS, LLC at the Closing. The Company has no further obligation regarding this transaction.
(4).	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024 and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of September 30, 2024, the full principal amount of the Quantum Convertible Note plus interest accrued thereof remains due and payable. See further Note 7 Line of Credit and Notes Payable, Net of Discount.
(5).	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, FL. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the quarter ended September 30, 2024, the Company made cash payments totaling $60,000 to SCS, representing $45,000 of consulting expense recognized during the quarter ended September 30, 2024, and prepaid expenses of $15,000 as of September 30, 2024. In addition, the Company issued 2,500 shares of common stock to SCS with a fair value of $25,000 and recognized total consulting expense of $31,250 related to the share-based compensation for the quarter ended September 30, 2024.

(6).	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. As of September 30, 2024, $456,858 of advances due to the Sponsor and certain Sponsor affiliates remains due and payable. The Sponsor has no further obligation to fund working capital needs.

(7).	On November 8, 2024, the Sponsor affiliate, SCS and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS in the aggregate amount of $405,000 as of September 30, 2024 were converted into 202,500 shares of Common Stock. After the execution of the securities purchase agreement and as disclosed above, approximately $52,000 of working capital advances from the Sponsor and certain Sponsor affiliates remains due and payable.

Note 9	Commitments, Contingencies, and Concentration Risk

Litigation

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights.

Depending on the nature of the proceeding, claim, or investigation, we may be subject to settlement awards, monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect the Company’s business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, the Company believes based on its current knowledge that the resolution of the sole pending matter will not, either individually or in the aggregate, have a material adverse effect on the business, results of operations, cash flows or financial condition.

On July 25, 2024, the Company was notified of a lawsuit filed against it. The plaintiffs’ claims arose out of an alleged breach of contract and unjust enrichment. The plaintiffs are seeking payment under the promissory notes, payments related to the breach of the Encompass Purchase Agreement, prejudgment and post judgment interest, and reasonable attorneys’ fees. In response to this lawsuit, the Company, through its attorney, denied all allegations of breach of contract and unjust enrichment, and filed a counterclaim seeking breach of contract on the part of plaintiffs for failure to pay amounts owed to Encompass for services it rendered to plaintiffs, and breach of contract for failure to pay a corporate credit card bill, promissory estoppel, and unjust enrichment. The lawsuit is currently pending in federal court before the US District Court for the District of Colorado. The parties began engaging in settlement discussions shortly after the complaint was served and are still actively engaged in such discussions.

As of September 30, 2024, the Company determined that the range of loss cannot be reasonably estimated, and no reserve was established for the contingency.

Contingencies

VSee Lab has a reseller agreement for total commitment of $1,049,985 with a vendor to generate revenue opportunities in the international market. As of September 30, 2024, and December 31, 2023, the Company (as the successor of VSee

Lab for accounting purposes) made payments and other adjustments of $967,308 and $639,752, respectively, on this reseller agreement. As of September 30, 2024, and December 31, 2023, the Company (as the successor of VSee Lab for accounting purposes) has an unpaid commitment of $82,677 and $410,233, respectively, on this reseller agreement. The commitment is not reflected in the condensed consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following commitments by iDoc due to the reverse merger with DHAC and iDoc on June 24, 2024 (see further Note 3 Business Combination).

(1).iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of September 30, 2024, and December 31, 2023, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the condensed consolidated financial statements as it is due and payable upon delivery and servicing installation of the Telepresence Robots and software applications.
(2).iDoc has a promissory note with a principal balance of $200,000 with a related party (see further Note 8 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.
(3).On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots are deployed. After the number reduces below eleven deployed robots the amount will prorate down but will remain in the same ratio as 80% of the monthly revenue generated.
(4).On November 1, 2023, the iDoc entered a forbearance agreement related to the promissory note and line of credit issued by a bank on November 29, 2021, and its finance leases (see further Note 7 Line of Credit and Notes Payable). Pursuant to the forbearance agreement, effective November 1, 2023, the interest rate on the promissory note and the line of credit is payable monthly at 3% above the Wall Street Journal prime rate (8.0% at September 30, 2024). In consideration of the bank forbearing on its right to collect the amount due and owing until January 10, 2024, iDoc agreed to make respective payments of $20,000 on November 13, 2023 and $80,000 on November 30, 2023. iDoc defaulted on the forbearance at the end of December 2023. Upon default of the forbearance agreement, the lender has the right to take appropriate action to collect the amounts owed. The bank’s forbearance obligation shall terminate immediately, irrevocably, and without notice in the event of the borrower’s default under any provision of this agreement. This litigation was resolved by Agreed Judgment signed by the Court on June 24, 2024, under the judgment iDoc was ordered to pay a total principal amount of $1,490,733 prejudgment interest of $75,285 through May 13, 2024 and a daily interest rate of $413 thereafter. As of September 30, 2024, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liability - finance, and accrued interest is included in accounts payable and accrued liabilities.

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

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of September 30, 2024 and December 31, 2023, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk concentrations consisting of cash and cash equivalents and trade accounts receivables. The Company maintains all its cash and cash equivalents in commercial depository accounts, insured by the Federal Deposit Insurance Corporation. At times, cash deposits may exceed federally insured limits. Any loss incurred or lack of access to such funds could have an adverse impact on the Company’s financial condition, results of operations, and cash flows.

Major Customer Concentration

The Company had no single customer concentration with over 10% or more of the Company’s total receivable as of September 30, 2024. The Company had five customers whose accounts receivable represented 86% of the Company’s total accounts receivable as of December 31, 2023.

The Company had one customer accounting for 10% and three customers accounting for 34% of total revenue for the three months ended September 30, 2024 and 2023, respectively. The Company had one customer accounting for 13% and two customers accounting for 24% of total revenue for the nine months that ended September 30, 2024 and 2023, respectively.

Major Vendor Concentration

The Company had one vendor whose accounts payable and accrued liabilities represented 29% of the Company’s total accounts payable and accrued liabilities as of September 30, 2024. The Company had no single vendor with over 10% or more of the Company’s total accounts payable and accrued liabilities as of December 31, 2023.

Note 10	Income Taxes

The Company established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. As of September 30, 2024 and December 31, 2023, the Company has a valuation allowance of $3,459,310 and $2,463,599, respectively. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

 The Company evaluates and updates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of the Company’s actual earnings compared to annual projections, the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The quarterly income tax provision is generally comprised of tax expense on income or benefit on loss at the most recent estimated annual effective tax rate. The tax effect of discrete items is recognized in the period in which they occur at the applicable statutory rate.

 For the three and nine months ended September 30, 2024, the Company recorded income tax benefit of $550,030 and $2,791,238, respectively for continuing operations. The effective tax rate of 5.1% applied to income for nine months ended September 30, 2024, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, goodwill impairment charges, changes in fair value of financial instruments, and changes to valuation allowance.

 For the three and nine months ended September 30, 2023, the Company (as the successor of VSee Lab for accounting purposes) recorded income tax benefit of $233,716 and $590,954, respectively, for continuing operations. The effective tax rate of 37.5% applied to income for the nine months ended September 30, 2023, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, and changes to valuation allowance.

Note 11	Equity

Preferred Stock

The Company has Series A Convertible Preferred Stock (“Series A Preferred”) outstanding. The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has allocated 6,500 of such shares for the Series A Preferred and 6,158 shares for Series A Preferred were issued and outstanding as of September 30, 2024.

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

In June 2024, the Company entered into a consulting agreement with a third party, under which it agreed to an initial issuance of $25,000 in shares of common stock, as well as the future issuance of $25,000 shares of common stock upon each future Form 10-Q or Form 10-K filing. The Company is accounting for this share-based payment arrangement under ASC 718, and the obligation to issue the future shares is classified as a liability as it represents a variable share settled instrument that would be subject to ASC 480. During the quarter ended September 30, 2024, the Company recognized $31,250 in consulting expense related to the share issuance obligation and issued 2,500 shares of common stock with an estimated fair value of $25,000 to the third-party consultant.

In August 2024, the holders of the Additional Bridge Notes converted an aggregate $41,417 of outstanding principal into 14,199 shares of common stock, at a conversion price based on a 5% discount to the prior trading day VWAP and $566,740 of outstanding principal on the Exchange Note was converted into 213,759 shares of common stock, at a conversion price based on a 5% discount to the prior trading day VWAP.

In August 2024, the Company issued 25,000 shares of common stock to former placement agents in relation to prior services provided under a now terminated placement agent agreement. The Company estimated the fair value of the shares of common stock issued to be $66,750 and recorded this amount as an expense during the quarter ended September 30, 2024.

In August 2024, the Company issued 200,000 shares of common stock to a vendor in relation to outstanding and past due accounts payable balances. None of the accounts payable balances were written off or otherwise adjusted. The Company estimated the fair value of the shares of common stock issued to be $534,000. The Company concluded that the issuance of common stock to the vendor represented an extinguishment of the outstanding payables for accounting purposes and recorded a loss on extinguishment of $534,000 during the quarter ended September 30, 2024.

In September 2024, the Company issued 100,000 shares of common stock to Ascent as additional consideration for entering into the September 2024 SPA and related agreements.

As of September 30, 2024 and December 31, 2023, there were 15,362,278 and 4,639,643 shares of Common Stock outstanding.

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

The 2024 Plan provides for the grant of stock options, including options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, as well as non-qualified stock options. Each award is set forth in a separate agreement with the person who received the award which indicates the type, terms and conditions of the award.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2023	—	$—	—	$—
Outstanding, September 30, 2024	803,646	$12.11	9.73	$—

Exercisable, September 30, 2024	629,344	$12.11	9.73	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date.

In accordance with ASC 718, 174,302 of the options granted are awards granted with a performance condition which will vest over one year from grant date. Two employees who received option at the closing included a performance condition, as such the unvested portion of the options is not considered part of the consideration paid and as such the proportional value of the unvested portion of the options will be recognized over the one-year service period. The weighted average grant date fair value of awards granted for the nine months ended September 30, 2024 was $8.00 per option. The fair value of the unvested options was estimated using a Black-Scholes option model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates. Below are the key assumptions used in valuing the unvested options.

	As of
	June 24, 2024
Stock Price	$12.11
Exercise Price	$12.11
Volatility	105.00%
Risk-free rate of return	4.46%
Expected term (in years)	3	years

As of September 30, 2024, unrecognized compensation cost related to the unvested options granted was approximately $1,013,138 to be recognized through June 2025. The value of the fully vested options, which were included as part of the recapitalization, was $5,034,045 on June 24, 2024 grant date and closing of the business combination. Share-based compensation expense of $349,095 and $381,084 was recognized for the three and nine months ended September 30, 2024 and no share-based compensation expenses were recognized during the three and nine months ended September 30, 2023.

Note 12Warrants

DHAC Assumed Warrants

The Company has analyzed the Public Warrants, private warrants, Bridge Warrants (as defined below) the Extension Warrants (as defined below) and the September 2024 Warrants (as defined below) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity. Below is a summary of the Warrants Outstanding.

	Public	Private	Bridge	Extension	September 2024 Warrants	Total
Outstanding, December 31, 2023	—	—	—	—	—	—
Assumed at June 24, 2024	11,500,000	557,000	173,913	26,086	—	12,256,999
Issued	—	—	—	—	740,741	740,741
Exercised	—	—	—	—	—	—
Outstanding, September 30, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Exercisable, September 30, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Weighted Average Exercise Price	11.50	11.50	11.50	11.50	2.25	9.65
Weighted Average Remaining Life in Years	4.73	4.73	3.01	3.60	5.00	4.22

Public and Private Warrants

There are 12,057,000 public and private warrants issued and outstanding as of September 30, 2024, which were assumed as a result of the Business Combination. The warrants were issued by DHAC in connection with the DHAC’s Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

September 2024 Warrants

On September 30, 2024, the Company executed a securities purchase agreement (the “SPA”) with an accredited and institutional investor (the “Investor”). Pursuant to the SPA, the Company issued to the Investor warrants (the “September 2024 Warrants”) with an exercise period of five years to purchase up to 740,741 shares of Company Common Stock at an exercise price of $2.25 per share. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ equity upon its issuance.

During the term, the September 2024 Warrants are exercisable, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of the September 2024 Warrants and, from time to time, will take all steps necessary to amend its Certificate of Incorporation to provide sufficient reserves of shares of Common Stock issuable upon exercise of the September 2024 Warrants. All shares that may be issued upon the exercise of rights represented by the September 2024 Warrants and payment of the exercise price will be free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously or otherwise specified in the September 2024 Warrants). Prior to the Expiration Date, the exercise price and the number of shares of Common Stock purchasable upon the exercise of the September 2024 Warrants are subject to adjustment from time to time upon the occurrence of any of the following events:

(a)

In the event that the Company shall at any time after the date of issuance of the September 2024 Warrants (i) declare a dividend on Common Stock in shares or other securities of the Company, (ii) split or subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares, (iv) issue by reclassification of its Common Stock any shares or other securities of the Company, (v) complete any capital reorganization of the Company, whether or not such reclassification directly or indirectly affects the Common Stock or results in new investments being issued to holders of the Common Stock, (vi) complete any reclassification of the Common Stock (other than a reclassification referred to in clause (iv), or (vii) complete a business combination of the Company into any other person, whether by consolidation, merger or transfer of substantially all assets of the Company, whether or not such combination result in holders of Underlying Securities receiving new investments, then, in each such event, the exercise price in effect at the time shall be adjusted so that the holder shall be entitled to receive the kind and number of such shares or other securities of the Company which the holder would have owned or have been entitled to receive after the happening of any of the events described above had such September 2024 Warrants been exercised immediately prior to the happening of such event (or any record date with respect thereto).

(b)

If and whenever on or after the Issue Date, the Company grants, issues or sells, or in accordance with the terms of the September 2024 Warrant is deemed to have granted, issued or sold, (A) any underlying securities (including the issuance or sale of shares of underlying securities owned or held by or for the account of the Company, but excluding any exempt issuance) for a consideration per share that is less than the Exercise Price in effect immediately prior to such grant, issuance or sale or deemed grant, issuance or sale or (B) (1) any stock equivalents of underlying securities or (2) any options to purchase (or any other contractual obligation of the Company to grant, issue or sell) underlying securities or stock equivalents thereof (“Acquisition Rights”), in each case for which, at the time of such grant, issuance or sale, the lowest possible consideration per share required to be paid by the holder thereof to acquire one share of underlying securities pursuant to such acquisition rights (net of any payment made by any Company or any Company party to the holder of such acquisition rights or to any other person pursuant to such acquisition rights) is less than the Exercise Price in effect immediately prior to such grant, issuance or sale or deemed grant, issuance or sale (all of the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Exercise Price shall be adjusted in accordance with the formula as provided in the September 2024 Warrants.

(c)

If necessary, the provisions set forth in this warrant with respect to the rights thereafter of the holders of the warrants shall be appropriately adjusted so as to be applicable, as nearly as they may reasonably be, to any other securities, indebtedness and other assets thereafter deliverable on the exercise of the warrants.

(d)

No adjustment in the number of Shares of Common Stock shall be required under this warrant unless such adjustment would require an increase or decrease of at least 0.1% in the aggregate number of Shares of Common Stock purchasable hereunder; provided that any adjustments are not required to be made shall be carried forward and taken into account in any subsequent adjustment; provided, that notwithstanding the foregoing, all adjustments so carried-forward shall be made no later than three (3) years from the date of the first event that would have required an adjustment but for requirement under this warrant.

(e)

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

The September 2024 Warrants are governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflicts of law. The Company and the holders of the September 2024 Warrants consent to the exclusive jurisdiction of the federal courts of the United States sitting in Delaware.

Note 13 Reportable Segments

The Company currently has one primary reportable geographic segment: the United States. As of June 2024, due to the Business Combination (see further Note 3 Business Combination), the Company has two reportable operating segments: Technology and Telehealth. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of September 30, 2024, the Company’s CODM was shared between the Co-CEOs, Milton Chen and Imo Aisiku. The CODM reviews discrete financial information, including revenue and profit margins, from our reportable segments to assess performance and allocate resources. We have also included a non-operating corporate segment. The Company has no inter-segment revenues.

Summary information regarding the Company’s operating segments is as follows for the nine months ended September 30, 2024 and 2023:

	2024	2023
Revenues
Technology	$5,385,359	$4,337,962
Telehealth	1,176,638	—

Total revenues	$6,561,998	$4,337,962

	2024	2023
Loss from operations
Technology	$23,942	$(1,522,628)
Telehealth	(55,972,646)	—
Non-operating corporate	(2,262,256)	—
Total loss from operations	$(58,210,961)	$(1,522,628)

A reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Operating loss	$(58,210,961)	$(1,522,628)
Interest expense	(591,087)	(163,574)
Other income	—	19,619
Change in fair value of financial instruments	6,285,706	92,448
Initial in fair value on financial instruments	(1,618,234)	—
Loss on extinguishment	(740,979)	—
Total other income (expense)	3,335,406	(51,507)
Loss before benefit from income taxes	(54,875,555)	(1,574,135)
Benefit from income taxes	2,791,238	590,954
Net loss	$(52,084,317)	$(983,181)

The summary information regarding the reportable segment total assets at September 30, 2024 and December 31, 2023 is as follows:

	2024	2023
Total assets
Technology	$1,177,814	$830,791
Telehealth	20,797,775	—

Non-operating corporate	3,054,141	—
Total	$25,029,730	$830,791

	2024	2023
Total goodwill
Technology	$—	$—
Telehealth	4,916,694	—
Non-operating corporate	—	—
Total	$4,916,694	$—

Some additional summary information regarding the reportable segment depreciation and amortization and capital expenditures for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Depreciation and amortization
Technology	$2,971	$395
Telehealth	648,790	—
Total	$651,761	$395

	2024	2023
Capital expenditures
Technology	$15,357	$2,690
Telehealth	35,150	—
Total	$50,507	$2,690

	2024	2023
Interest expense
Technology	$55,678	$163,574
Telehealth	61,979	—
Non-operating corporate	473,430	—
Total	$591,087	$163,574

Note 14Fair Value Measurements

The following tables present fair value information as of September 30, 2024 and June 24, 2024, the date of the Business Combination. The Company did not have any fair value instruments as of December 31, 2023. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and that indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value are as follows:

September 30, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Quantum Convertible Note, related party	$2,985,000	$—	$—	$2,985,000
ELOC	$177,000	$—	$—	$177,000
ELOC Commitment Fee Note	$495,000	$—	$—	$495,000
Additional Bridge Notes	$122,000	$—	$—	$122,000
Exchange Note	$1,851,000	$—	$—	$1,851,000
September 2024 Convertible Note	$2,000,000	$—	$—	$2,000,000

June 24, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Extension Note – Bifurcated Derivative	$33,000	$—	$—	$33,000
ELOC	$694,512	$—	$—	$694,512
Additional Bridge Notes	$466,646	$—	$—	$466,646
Exchange Note	$6,155,925	$—	$—	$6,155,925

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of September 30, 2024, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between initial measurement and September 30, 2024, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of September 30, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at September 30, 2024 and at June 25, 2024:

	September 30, 2024	June 25, 2024
Risk-free interest rate	3.74%	5.10%
Expected term (years)	1.75	1.00
Volatility	108.00%	125.00%
Stock price	$1.49	$8.00
Debt discount rate	12.40%	37.35%

Extension Note Bifurcated Derivative

The Company established the initial fair value for the Extension Note Bifurcated Derivative as of June 24, 2024, the date the Business combination closed. As of September 30, 2024, the fair value was remeasured. As such, the Company used a Discounted Cash Flow model (“DCF”) that fair values the early termination/repayment features of the debt. The DCF was used to value the Extension Note Bifurcated Derivative for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and September 30, 2024, was recognized in the statement of operations under change in fair value of financial instruments.

The Extension Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the DCF model for the Extension Note Bifurcated Derivative were as follows at June 24, 2024:

June 24, 2024
CCC bond rates	14.36%
Expected term (years)	—

Additional Bridge Notes

The Company established the initial fair value for the Additional Bridge Notes as of June 24, 2024, the date the Business combination closed. As of September 30, 2024, the fair value was remeasured. As such, the Company used a MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Additional Bridge Note for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and September 30, 2024, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The Additional Bridge Notes were classified within Level 3 of the fair value hierarchy at September 30, 2024 and June 24, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the Additional Bridge Notes were as follows at September 30, 2024, and June 24, 2024:

	September 30, 2024	June 24, 2024
Risk-free interest rate	4.12%	5.42%
Expected term (years)	0.82	0.91
Volatility	141.00%	110.00%
Stock price	$1.49	$12.11
Debt discount rate	38.90%	41.12%

Exchange Note

The Company established the initial fair value for the Exchange Note as of June 24, 2024, the date the Business combination closed. As of September 30, 2024, the fair value was remeasured. As such, the Company using the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and September 30, 2024, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The Exchange Note was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of September 30, 2024 and June 24, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the Exchange Note were as follows at September 30, 2024 and June 24, 2024:

	September 30, 2024	June 24, 2024
Risk-free interest rate	3.91%	4.98%
Expected term (years)	1.23	1.32
Volatility	120.00%	110.20%
Stock price	$1.49	$12.11
Debt discount rate	45.60%	48.79%

ELOC/Equity Financing

The Company established the initial fair value for the ELOC as of June 24, 2024, the date the Business combination closed. As of September 30, 2024, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and September 30, 2024, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The ELOC was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of September 30, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC were as follows at September 30, 2024 and at June 24, 2024:

	September 30, 2024	June 24, 2024
Risk-free interest rate	3.60%	4.46%
Expected term (years)	2.76	3.00
Volatility	97.00%	105.80%
Stock price	$1.49	$12.11

ELOC Commitment Fee Note

The Company established the initial fair value for the ELOC Commitment Fee Note as of July 2, 2024. As of September 30, 2024, the fair value was remeasured. The Black-Sholes method was used to estimate the fair value of the conversion right and combined with the present value of the principal value of the ELOC Commitment Fee Note for the issuance date and subsequent measurement periods. The change in fair value between initial measurement and September 30, 2024, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The ELOC Commitment Fee Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of September 30, 2024, due to the use of unobservable inputs. The key inputs into the Black-Sholes model and the present value of the principal amount for the ELOC Commitment Fee were as follows at September 30, 2024 and at July 2, 2024:

	September 30, 2024	July 2, 2024
Risk-free interest rate	4.70%	5.50%
Expected term (years)	0.25	0.22
Volatility	159.00%	88.00%
Stock price	$1.49	$10.50
Principal discount factor	0.99	0.99

September 2024 Convertible Note

The Company established the initial fair value for the September 2024 Convertible Note as of September 30, 2024, which was the date the note was funded. The Company used a probability-weighted scenario model that accounts for three scenarios, (a) repayment in accordance with terms of the note through maturity, (b) the occurrence of a change in control, and (c) the occurrence of event of default. Under the repayment at maturity scenario, the Company considers the potential settlement value of the September 2024 Convertible Note based on the defined repayment schedule. On each repayment date, the analysis considers whether the holder would exercise its conversion option in relation to the principal to be repaid, in the event that the value obtained upon conversion would exceed the value of the cash payable per the repayment schedule. Under a default scenario, the Company estimates that the lender would recover approximately 44% of the principal outstanding. Due to the arm’s-length nature of the transaction, the note is calibrated at issuance using a discount percentage, such that the value of the note is equal to the proceeds received from the investor, and the additional instruments issued (warrants and shares of common stock) were considered equity sweeteners).

The September 2024 Convertible Note was classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the model for the September 2024 Convertible Note were as follows at September 30, 2024:

September 30, 2024
Risk-free interest rate	3.75%
Expected term (years)	1.50
Volatility	114.00%
Stock price	$1.49
Note calibration discount	18.80%

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from June 24, 2024, through September 30, 2024 is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the Period from June 24, 2024, through September 30, 2024:

	Extension Note
	Bifurcated	Exchange	Quantum	Additional		ELOC Commitment	September 2024
	Derivative	Note	Note	Bridge Note	ELOC	Fee Note	Convertible Note	Total
Fair value as of December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Fair value as of June 24, 2024	33,000	6,155,925	—	466,646	694,512	—	—	7,350,083
Initial fair value of Quantum Note at June 25, 2024	—	—	4,618,234	—	—	—	—	4,618,234
Initial fair value of ELOC Commitment Fee Note	—	—	—	—	—	595,000	—	595,000
Initial fair value of September 2024 Convertible Note at September 30, 2024	—	—	—	—	—	—	2,000,000	2,000,000
Settlement of Exchange Note	(33,000)	—	—	—	—	—	—	(33,000)
Repayment on Note	—	—	—	(13,889)	—	—	—	(13,889)
Shares issued upon conversion of portion of note	—	(566,740)	—	(41,417)	—	—	—	(608,157)
Extension of ELOC Commitment Fee Note	—	—	—	—	—	(5,000)	—	(5,000)
Change in fair value	—	(3,738,185)	(1,633,234)	(289,340)	(517,512)	(95,000)	—	(6,273,271)
Fair value as of September 30, 2024	$—	$1,851,000	$2,985,000	$122,000	$177,000	$495,000	$2,000,000	$7,630,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the three and nine months ended September 30, 2024 and 2023.

Note 15	Subsequent Events

As of October 21, 2024, pursuant to the Equity Purchase Agreement and the Company’s purchase notice thereof, the Bridge Investor purchased $200,000 worth of shares of Common Stock from the Company.

On November 8, 2024, the Sponsor affiliate, SCS, LLC, and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS, LLC in the aggregate amount of $405,000 as of September 30, 2024 were converted into 202,500 shares of Common Stock. After the execution of the securities purchase agreement, approximately $52,000 of the working capital advances from the Sponsor and certain Sponsor affiliates remain due and payable.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Unaudited Condensed Consolidated Financial Statements for the three-month and nine-month period ended September 30, 2024 included elsewhere in this report. Our critical accounting policies are described below.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition in accordance with ASC 606 through the following five steps:

1) Identify the contract with a customer

The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the goods and services to be transferred and the payment terms for the goods and services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.

Contractual terms for subscription services are typically 12 months. Contracts are generally cancellable with a 30-day notice period, and customers are billed in annual, quarterly, or monthly installments in advance of the service period of the subscription. The Company is not required to refund any prorated prepayment fees invoiced to cover services that were provided.

The Company also has service contracts with hospitals or hospital systems, physician practice groups, and other users. These customer contracts typically range from two to three years, with an automatic renewal process. The Company either invoices these customers for the monthly fixed fee in advance or at the end of the month, depending on the contract terms. The contracts typically contain cancellation clauses with advance notice, and revenue for goods and services transferred prior to cancellation is not refundable or creditable.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

3) Determine the transaction price

Total transaction price is based on the amount to which the Company is entitled to base on the contracts with its customers. The Company believes the quoted transaction prices in the customer contracts represent the standalone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract.  Consideration promised in the Company’s contracts includes both fixed and variable amounts. The Company’s variable consideration is based on fixed unit price for promised services, though the total consideration is dependent upon the actual amounts of promised services used by the customers. If necessary, the Company estimates the total variable consideration based on the information available to management, and updates such estimates each financial period when needed.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. Where applicable, the Company establishes standalone selling prices based on the observable prices of the good or service when the Company sells that good or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, the Company estimates the standalone selling price using the expected cost plus a margin approach.

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as control of the promised goods or service are transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. For services transferred over time, the Company recognizes revenue based on the progress of services delivered measured using the input method. Such inputs include amount of resources the Company spends to provide such services, and are based on the best information available to management each financial period.

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, subscription services and institutional services provided to our clients.

Subscription Service Contracts and Performance Obligation

Subscriptions Services

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to the Company’s platform. The Company commences revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. The Company’s obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress toward satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

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

Professional Services and Technical Engineering Fees and Performance Obligation

Performance obligations in the contract for professional services and technical engineering services are based on the specified quantity of professional service hours to customers. The performance obligation in the contract for these services transferred to the customer is distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.

The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Under the contracts, the Company uses standalone prices when allocating the transfer price. The contract pricing is fixed and stated in the arrangements based on the work to be performed by the Company and represents the amount the Company is entitled to for delivering such goods and services. When required, the Company estimates variable consideration for services with the quoted fees per promise using the expected value method for what the Company expects to collect.

The Company recognizes revenue when the Company satisfies its performance obligation to provide the contractual service hours for the duration of services under the contract.

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

Patient Fee Contracts Involving Third-Party Payors

The Company receives payments from patients, third-party payors and others for patient fee services. Third-party payors pay the Company based on contracted rates or the entities’ billed charges. Payments received from third-party payors are generally less than billed charges. The Company determines the transaction price on patient fees based on standard charges for services provided, reduced by adjustments provided to third-party payors, and implicit price concessions provided to uninsured patients. The Company monitors its revenue and receivables from third-party payors and records an estimated contractual allowance to properly account for the differences between billed and collected amounts.

Revenue from third-party payors is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and allowance for doubtful accounts receivable. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, from estimated amounts and such difference could be material.

All of the Company’s telemedicine contracts for patient reimbursement fees are directly billed to the payors by the Company. The Company earns patient fees by providing high acuity patient care solutions. For patient fees, performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by the Company’s medical professionals. The revenue is determined based on the telemedicine billing code(s) associated with the respective professional service rendered to patients. The Company earns primarily from reimbursement from the following third-party payors:

Medicare

The Company’s affiliated provider network is reimbursed by the Medicare Part B and Part C programs for certain of the telemedicine services it provides to Medicare beneficiaries. Medicare coverage for telemedicine services is treated distinctly from other types of professional medical services and is limited by federal statute and subject to specific conditions of participation and payment pursuant to Medicare regulations, policies and guidelines, including the location of the patient, the type of service, and the modality for delivering the telemedicine service, among others.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states (or the state’s designated managed care or other similar organizations) under approved plans. The Company’s affiliated provider network is reimbursed by certain State Medicaid programs for certain of the telemedicine services it provides to Medicaid beneficiaries. Medicaid coverage for telemedicine services varies by state and is subject to specific conditions of participation and payment.

Commercial Insurance Providers

The Company is reimbursed by commercial insurance carriers. The basis for payment to the commercial insurance providers is consistent with Medicare reimbursement fee structure guidelines, and the Company is in-network or out-of-network with the commercial insurance carriers based on state and insurer requirements.

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

The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration, using the expected value or the most likely amount method, whichever is expected to better predict the amount. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to the Company. The determination of the amount of revenue the Company can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life or expected performance period.

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual tele-physician hours services monthly. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to the Company when contracting for Company training, hardware and software installation and integration, which includes a onetime setup of software security, API interfaces, and compatibility between hospital existing equipment and hardware and software. The Company recognizes revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which the Company’s clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and the Company records start-up fees as revenue when the start-up service is completed over time, using the input method to measure progress each financial period.

Institutional Fees Service Contracts and Performance Obligation

Contract For Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations in the contract for EEG professional interpretation services are based on the number of professional services EEG interpretation provides monthly. The performance obligation in the contract for these services transferred to the customer is distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To facilitate the delivery of the EEG professional interpretation services, the Company’s physicians use EEG telemedicine equipment provided by the Company. The performance obligation is satisfied based on the number of EEG professional interpretations performed by the Company’s physicians. The number of professional interpretations is traced monthly by both parties and used to determine the revenue earned based on established contractual rates and is included in institutional fees in the condensed consolidated financial statements.

Under most of the Company’s contracts, including contracts with its two top customers, the customer pays fixed monthly fees for telemedicine consultation services, EEG professional interpretation services, platform software services, and hardware fees. The fixed monthly fee provides for a predetermined number of daily, monthly, or annual physician hours of coverage and agreed upon rates for interpretation and software services. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment and the Company’s virtual healthcare platform, which is provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services.

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

See Note 14 Fair Value Measurements of the financial statements for additional information on assets and liabilities measured at fair value.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the three months ended September 30, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $54,984,000 on the consolidated statements of operation for the three and nine months ended September 30, 2024

Impairment of Long-lived and Intangible Assets

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

During the three months ended September 30, 2024, the Company determined that the continued decline in the Company’s stock price and corresponding market capitalization were triggering events that indicated the goodwill allocated to certain of the Company’s reporting units may be impaired. Based primarily on the respective financial and operational performance of certain of the Company’s reporting units with allocated goodwill, as well as the sustained decrease in the Company’s market capitalization, the Company identified a triggering event and performed an interim impairment test of the Telehealth Services reporting unit. As part of the Company’s impairment analysis, the fair value of the reporting unit was determined using a weighted average of the income approach and market approach, which used level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins, estimated future cash flows and discount rates. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $54,984,000 on the consolidated statements of operation for the three and nine months ended September 30, 2024.

Financial Statement Components

Three Months Ended September 30, 2024 and 2023 Results of Operations

The following table presents VSee Health’s results of operations for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023	Change	%
Revenue	$3,354,437	$1,451,471	$1,902,966	131%
Cost of goods sold	941,388	478,399	462,989	97%
Gross margin	2,413,049	973,072	1,439,977	148%
Operating expenses	59,479,147	1,247,428	58,231,719	4,668%
Other income (expense)	4,764,543	(57,941)	4,822,484	(8,323)%
Net loss before taxes	(52,301,555)	(332,297)	(51,969,258)	15,639%
Income tax benefit	550,030	233,716	316,314	135%
Net loss	$(51,751,525)	$(98,581)	$(51,652,944)	(52,396)%

Nine Months Ended September 30, 2024 and 2023 Results of Operations

The following table presents VSee Health’s results of operations for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023	Change	%
Revenue	$6,561,998	$4,337,962	$2,224,036	51%
Cost of goods sold	1,814,281	1,528,008	286,273	19%
Gross margin	4,747,717	2,809,954	1,937,763	69%
Operating expenses	62,958,678	4,332,582	58,626,096	1,353%
Other income (expense)	3,335,406	(51,507)	3,386,913	(6,576)%
Net loss before taxes	(54,875,555)	(1,574,135)	(53,301,420)	3,386%
Income tax benefit	2,791,238	590,954	2,200,284	372%
Net loss	$(52,084,317)	$(983,181)	$(51,101,136)	(5,198)%

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

Revenue was $3,354,437 for the three months ended September 30, 2024, compared to $1,451,471 for the three months ended September 30, 2023, an increase of $1,902,966 or 131%. The increase was driven by $1,114,069 or 100% of revenue from the acquisition of iDoc during the 2nd quarter, primarily from $623,198 and $485,971 of patient and telehealth fees, respectively. The increase was also driven by higher technical and engineering fees, and professional and other fees. Technical and engineering fees increased by $586,478 or 267% due to a higher volume of engineering, customizations, and integration services provided primarily to recently signed significant client. Professional and other fees increased by $112,487 or 40% due to higher project management services primarily to a recently signed significant client, and higher patient visits. Subscription revenue also increased $89,932 or 9% due to higher usage volumes.

Revenue was $6,561,998 for the nine months ended September 30, 2024, compared to $4,337,962 for the nine months ended September 30, 2023, an increase of $2,224,036 or 51%. The increase was driven by $1,176,638, or 100% of revenue from the acquisition of iDoc during the 2nd quarter, primarily from $654,718 and $516,540 of patient and telehealth fees, respectively. The increase was also driven by higher technical and engineering fees, and professional and other fees. Technical and engineering fees increased by $715,030, or 161%, due to a higher volume of engineering, customizations, and integration services provided to a recently signed significant client and existing customers. Professional and other fees increased by $383,630, or 50% due to higher project management services on new and existing projects, higher patient visits and higher hardware purchases from new customers during the 2nd quarter. These increases were slightly offset by the $51,262, or 2%, decline in subscription revenue due to the churned enterprise customers in 2024 with little to no clinic usage, as some clients gradually shifted back to face-to-face consultations.

Cost of Goods Sold

VSee Lab’s cost of goods sold consists primarily of expenses related to cloud hosting, personnel-related expenses for VSee’s customer success team, costs for third-party software services and contractors, and other services. iDoc’s cost of goods sold is primarily comprised of personnel-related expenses for our employee and consulting physicians and other medical providers, and the costs for third-party software services and hardware used in connection with delivery of high acuity patient care solution when providing elite physician services in the intensive care units of our major hospital systems and other customers.

Cost of goods sold for the three months ended September 30, 2024, increased $462,989 or 97% over the same period last year. The increase was primarily driven by the acquisition of iDoc at the close of business on June 24, 2024, driving $423,382, or 100%, primarily from compensation expenses. The increase was also due to the $39,607, or 8%, higher cost from VSee lab, primarily driven by $127,289, or 78%, higher compensation expenses from headcount reallocation to service a new customer, and were slightly offset by $85,664, or 30%, lower software and hosting costs from using a lower-cost provider and implementing scheduled server scaling, reducing service cost. The increase was also slightly offset by $2,018, or 8% of lower hardware related cost.

Cost of goods sold for the nine months ended September 30, 2024, increased $286,273, or 19%, over the same period last year. The increase was primarily driven by the acquisition of iDoc at the close of business on June 24, 2024, driving $448,713 or 100%, primarily from compensation expenses. This increase was slightly offset by $162,440, or 11%, reduction in VSee Lab’s cost. The decrease is primarily driven by lower hosting costs of $154,613, or 23% from using a lower-cost provider and implementing scheduled server scaling, reducing service costs. The decrease was also driven $91,871, or 43% lower software costs from lower client utilization. These decreases are slightly offset by higher hardware costs of $69,722, or 111%, driven by increased hardware sales and $14,322, or 2%, of higher compensation costs from higher resource reallocation to support a new client in the current quarter, and slightly offset by cost savings from headcount reduction during the first half of the year.

Operating Expenses

VSee Lab’s operating expenses include all operating costs not included in the cost of goods sold. These costs consist of general and administrative expenses composed primarily of all payroll and payroll-related expenses, professional fees, and other costs related to the administration of its business. iDoc’s operating expenses include all operating costs not included in cost of goods sold. These costs consist of compensation, general and administrative expenses composed primarily of all payroll and payroll- related expenses, professional fees, insurance, software costs, occupancy expenses related to iDoc’s operations, including utilities, depreciation and amortization, and other costs related to the administration of its business.

Operating expenses for the three months ended September 30, 2024, increased by $58,231,719, or 4,668%, over the same period last year. The increase was driven by goodwill impairment charges of $54,984,000, higher general and administrative expenses of $1,945,343 or 865%, resulting from amortization expense of $552,500 and acquisition of iDoc at the close of business on June 24, 2024, driving $673,302 increase, and $637,237 of transaction expenses from the recapitalization and acquisition of DHAC and iDoc, respectively, primarily for professional and advisory services fees.

Operating expenses for the nine months ended September 30, 2024, increased by $58,626,096, or 1,353%, over the same period last year. The increase was driven by goodwill impairment charges of $54,984,000, higher general and administrative expenses of $1,998,102 or 240%, resulting from amortization expense of $552,500 and acquisition of iDoc at the close of business on June 24, 2024, driving $701,067 increase, and $1,587,037 of transaction expenses from the recapitalization and acquisition of DHAC and iDoc, respectively, primarily for professional and advisory services fees.

Other Income (Expense)

Other income (expense) during the three months ended September 30, 2024, increased $4,822,484 or 8,323%. The increase was primarily driven by the gain on change in fair value of on the debt and derivative financial instruments of $5,759,235, offset by $195,770 of higher interest expense and loss on extinguishment of $740,979 related to note conversions and shares issued to vendors.

Other income during the nine months ended September 30, 2024, increased $3,386,913 or 6,576%. The increase was primarily driven by the gain on change in fair value of on the debt and derivative financial instruments of $6,193,258, offset by the $1,618,234 initial fair value loss on the Quantum Note, $427,513 of higher interest expense and loss on extinguishment of $740,979 related to note conversions and shares issued to vendors

Net Loss

Net loss for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, increased by $51,652,944 or 52,396%. The increase in the Company’s net loss was driven by goodwill impairment charges of $54,984,000 and loss on extinguishment of $740,979, offset by gain on change in fair value of the debt and derivative financial instruments of $5,759,235.

Net loss for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, increased by $51,101,136 or 5,198%. The increase in the Company’s net loss was driven by goodwill impairment charges of $54,984,000, $1,618,234 initial fair value loss on the Quantum Note and loss on extinguishment of $740,979, offset by gain on change in fair value of the debt and derivative financial instruments of $6,193,258.

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(2,815,248)	$(523,436)
Net cash used in from investing activities	$(21,384)	$(2,690)
Net cash provided by financing activities	$5,045,235	$455,000
Change in cash	$2,208,603	$(71,126)

VSee Health’s principal sources of liquidity are cash and cash equivalents, totaling $2,327,337 and $159,538 as of September 30, 2024 and 2023, respectively.

VSee Health’s future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $2,815,248 for nine months ended September 30, 2024. The change in operating activities presents changes for VSee Lab for the nine months ending September 30, 2024, and changes for iDoc and DHAC from the Business Combination date of June 24, 2024, to the end of the quarter, September 30, 2024. Cash used in operating activities consists of a net loss of $52,084,317, adjusted for non-cash items of $50,614,360, driven primarily by goodwill impairment charges of $54,984,000, loss on initial fair value loss on the Quantum Note of $1,618,234, and $740,979 loss on extinguishment, offset by $6,285,706 in fair value changes, and a $1,345,291 decrease in net changes in operating assets and liabilities. The decrease in net changes in operating assets was primarily driven by the increase in prepaids and other current assets from prepaid income taxes.

Cash used in operating activities was $523,436 for the nine months ended September 30, 2023. This consisted of a net loss of $983,181, adjusted for non-cash items of $494,190, and an increase in net changes in operating assets and liabilities of $953,935. The net changes in operating assets and liabilities were primarily driven by increases in accounts payable and accrued liabilities and due to related party, partially offset by the decrease in deferred revenue.

Cash Used in Investing Activities

Cash used for investing activities for the nine months ended September 30, 2024, was $21,384, driven primarily by $50,507 for the purchase fixed assets and was slightly offset by $29,123 of cash acquired from the acquisition of iDoc. Cash used for investing activities for the nine months ended September 30, 2023 was $2,690 and was used to purchase fixed assets.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024, was $5,045,235, primarily consisting of $2,700,000 proceeds from the Quantum Note, $2,000,000 proceeds from the September 2024 Convertible Note, $1,323,362 cash from the recapitalization with DHAC, and offset by $365,750, $363,982, $150,616, $47,800, $33,000 and $13,889 for repayment on the Extension Note, financing lease liability, factoring payable, advances from a related party, note payable, and Additional Bridge Financing, respectively.

Cash provided by financing activities for the nine months ended September 30, 2023, was $455,000 and consisted of $200,000, $135,000 and $120,000 proceeds from note payable, share repurchase liability and related party loan payable, respectively.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

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

In light of the material weakness as described above, we have been enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements on a timely basis. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding application and financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. In addition, there have been no material changes to the risk factors disclosed in the registration statement on Form S-1 filed with the SEC on July 17, 2024 (File No. 333-280845), August 7, 2024 (File No. 333-281319) and November 12, 2024 (File No. 333-283115). Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectuses. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in said Registration Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For this fiscal quarter, except as set forth below, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

On August 5, 2024, the Company granted stocks totaling 227,500 shares of common stock to certain vendors as consideration for services rendered and payable.

On November 8, 2024, SCS, LLC (a Sponsor affiliate) and the Company executed a securities purchase agreement whereby certain working capital funds in the aggregate amount of $405,000 previously advanced by SCS, LLC to the Company were converted into 202,500 shares of Common Stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
4.1	Warrant, dated as of September 30, 2024 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 1, 2024).
10.1

Quantum Note dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.2

Quantum Registration Rights Agreement dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.3

Amendment to Quantum Note dated as of July 3, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 9, 2024).

10.4

Equity Purchase Agreement, dated as of November 21, 2023, by and between Digital Health Acquisition Corp., and an institutional and accredited investor (incorporated by reference to Exhibit 10.39 filed with the Form S-1/A filed by the Registrant on October 15, 2024).

10.5

Equity Purchase Commitment Note dated July 2, 2024 by and between VSee Health, Inc. and an institutional and accredited investor (incorporated by reference to Exhibit 10.40 filed with the Form S-1/A filed by the Registrant on October 15, 2024).

10.6

Securities Purchase Agreement, dated as of September 30, 2024, by between VSee Health, Inc., and the investor therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 1, 2024).

10.7

Senior Secured Convertible Promissory Note dated as of September 30, 2024 by and between VSee Health, Inc. and the investor therein (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 1, 2024).

Exhibit No.	Description
10.8

Registration Rights Agreement dated as of September 30, 2024 by and between VSee Health, Inc. and the investor thereof (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 1, 2024).

10.9

Form of Lock-Up Agreement entered with directors and officers of VSee Health, Inc. on September 30, 2024 (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 1, 2024).

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

VSEE HEALTH, INC.

Date: November 14, 2024	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)