Form 10-K
period 2024-12-31
VSEE HEALTH, INC.
filed 2025-08-28
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

The aggregate market value of the common shares of VSee Health, Inc., held by non affiliates was $18.17 million as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

As of August 22, 2025, there were 16,422,690 of the registrant’s common stock outstanding.

Explanatory Note

VSee Health, Inc. (the “Company,” “we,” or “us”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2024 and 2023 (the “Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2024, as well as restatement of the following previously filed periods: (i) our audited consolidated financial statements for the fiscal year ended December 31, 2023; (ii) our unaudited consolidated financial statements covering the quarterly reporting periods of March 31, 2023, June 30, 2023 and September 30, 2023 during fiscal year 2023 as well as March 31, 2024, June 30, 2024, and September 30, 2024 during fiscal year 2024. The Company also identified certain errors in the recognition and measurement of transactions as of the business combination date (June 24, 2024).

Restatement Background

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of accrued expenses and the proper cutoff of revenue transactions in the financial statements of VSee Lab, Inc., a Delaware corporation (“VSee Lab”), as of January 1, 2023 and December 31, 2023 and for the year ended December 31, 2023, as well as each of the periods ended March 31, June 30, and September 30, 2023.

The Audit Committee of the Board of Directors (the “Audit Committee”) and the Board of Directors of the Company, after discussion with the Company’s independent registered public accountants, determined that such errors were material to the previously issued consolidated financial statements of VSee Lab as of and for the fiscal year ended December 31, 2023 (on a standalone basis, prior to the closing of the Company’s initial business combination) (“Prior Financial Statements”) and that the Prior Financial Statements should no longer be relied upon due to such errors.

In addition, the errors within the Prior Financial Statements were material to the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2024 and September 30, 2024, as well as the unaudited pro forma combined consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024 as filed in the Rule 424(b)(3) Prospectus (collectively, the “Prior Interim Financial Statements”), and the Company determined that the Prior Interim Financial Statements should no longer be relied upon.

Additionally, the Company determined any previously issued earnings releases and investor presentations or other communications including or describing the Prior Financial Statements and Prior Interim Financial Statements should no longer be relied upon.

This Annual Report on Form 10-K includes a restated Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit), and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2023.

Refer to Note 2, Restatement of Previously Issued Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information, including the impact on the specific accounts.

Impact on Internal Controls over Financial Reporting

See Part II, Item 9A, Controls and Procedures, for information related to identified material weaknesses in internal control over financial reporting and the related remedial measures.

Reliance on Prior Consolidated Financial Statements

The Company has not amended and does not plan to amend its previously filed reports for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K. Accordingly, the consolidated financial statements and related financial information contained in such previously filed or furnished reports should no longer be relied upon.

As used in this Annual Report on Form 10-K, unless otherwise indicated, VSee Health, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “VSee,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2024.

Cautionary Note on Forward-Looking Statements

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section herein entitled “Risk Factors.”

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

Summary of Principal Risk Factors

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled “Risk Factors.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

●	The restatement of our previously issued financial statements and associated analysis and ongoing remedial measures have been time consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
●	There is uncertainty regarding our ability to continue as a going concern.
●	We operate in a competitive industry, and if we are not able to compete effectively, its business, financial condition, and results of operations will be harmed.

●	The level of demand for and market utilization of our software and solutions are subject to a high degree of uncertainty.
●	We may incur losses in the future, and thereafter may never achieve or sustain profitability again.
●	The developing and rapidly evolving nature of our business and the markets in which we operate may make it difficult to evaluate our business.
●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
●	Our sales cycles can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
●	Developments affecting spending by the healthcare industry could adversely affect our revenues.
●	Our practices rely on physician and physician extender’s abilities and therefore there are potential medical malpractice risks that may adversely affect our business.
●	Economic uncertainties or prolonged downturns in the general economy, or political changes, could disproportionately affect the demand for our solutions and harm our business.
●	If our existing clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from them, our business may be harmed.
●	Our telemedicine business and growth strategy depends on our ability to maintain and expand our network of established hospital system and telemedicine user bases, board-certified physicians and other provider specialists. If we are unable to maintain and expand our network, our future growth would be limited and our business would be harmed.
●	Our telemedicine business is dependent on our relationships with affiliated professional entities, which we do not own, to provide medical services, and our business would be harmed if those relationships were disrupted.
●	If we are not able to develop and release new solutions, or successful enhancements, new features and modifications to our existing solutions, our business could be harmed.
●	Any failure to offer high-quality technical support services may harm our relationships with our clients and our financial results.
●	Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.
●	We depend on our senior management team, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could harm our business.
●	Our management team has broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.
●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.
●	If we are unable to grow, or if we fail to manage future growth effectively, our revenues may not increase and we may be unable to implement our business strategy.
●	If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and our business would be harmed.
●	We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which may adversely affect the market price of our common stock.
●	We may in the future become subject to litigation, which could be costly and time-consuming to defend.
●	We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could harm our business.
●	Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
●	We will likely require additional capital from equity or debt financings to support business growth, and this capital might not be available on acceptable terms, if at all.
●	The price of our Common Stock and Public Warrants may be volatile, which could result in substantial losses for investors.
●	Our stock price may continue to fluctuate.
●	If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

PART I

Item 1. Business

Overview

Through our wholly-owned subsidiary VSee Lab, we offer a comprehensive telehealth platform for U.S. hospitals and enterprises. Through VSee Lab, we offer a set of telehealth software building blocks, data connectors, and workflow templates that can be rapidly configured into the client’s workflows. Our offerings allow clinicians without programming experience to configure our building blocks into their existing workflow without requiring programmers — i.e. — no code. In addition, our building blocks allow programmers to increase their productivity with simple coding to piece together our building blocks — i.e. — low code.

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

To complement our offerings through VSee Lab, we also provide high acuity patient care solutions through our wholly-owned subsidiary — iDoc. Through iDoc, we offer. specialty intensive care unit services by providing physician services in the neurology intensive care unit (neurointensivists), cardiac intensive care unit (surgical and anesthesia intensivists), and medical intensive care units (pulmonary and critical care intensivists).

We strive to be the solutions provider of access to the shortage of intensivists across the care continuum utilizing sophisticated telehealth solutions to bridge the care gap. In a post-Covid health care system, we aim to provide a solution to physician burnout and to a lack of patient access to quality intensive care. By using the sophisticated leading telehealth software and hardware devices, we provide access to highly skilled physicians in the highest acuity in patient setting, the ICU. We provide elite physician services in the Intensive care units of major hospital systems and other customers. Our core service delivers general critical care, neurology, EEG reading, and neuro critical care through a custom internal virtual health care technology platform. We also serves a diverse range of customers from large hospital systems to small/micro hospitals, to long-term acute care (LTAC) facilities to the federal prison system and others. We connect critically ill patients to high quality Neurointensivists, general and cardiac intensivists and specialty specific e-consultations and helps to improve outcomes for patients as well as improved productivity and physician burnout while reduced costs for health systems. We have developed a unique quality control program in collaboration with each hospital by development of a hospital specific reporting dashboard to monitor and achieve high quality critical care quality. In addition, current workflows and protocols are evaluated to adjust to incorporate critical care. Continuous process improvement and readjustment of target metrics with the ICU team to maximize patient safety and improve outcomes.

VSee Lab Product Offerings

The telehealth platform we have created provides a set of building blocks to solve clients’ urgent and growing needs.

Our “Patient Engagement Solutions” enable our health system customers to create a modern, warm, and productive experience, from scheduling an in-person appointment to conducting a virtual visit to reviewing the instructions from the physicians. Patients often need to use a legacy telephone system to engage their healthcare team or use the patient portal from the electronic medical record (EMR) companies where the user experience is often poor. Our patient engagement solutions deliver high engagement and high value and help our customers embrace the shift to digital patient experience.

Our “Clinician Staffing Solutions” enable our health system customers to create a shared coverage model of staffing. Due to a shortage of clinicians, often times coverage is required to shift to external medical teams where the medical records and notes are passed back to the hospital clinicians. To address this, we offer a solution where an on-demand, i.e., walk-in, patient can be matched to a small set of physicians. If one of these physicians takes this patient, the other physicians are notified and they can accept the next patient in the waiting queue. If all these physicians are busy, our solution will use a hunt group protocol to notify another set of physicians, until this patient is seen by a physician. This routing system allows a patient to be efficiently routed among the clinicians directly employed by the hospital as well as routing to external medical groups for additional coverage. Without innovative digital solutions, hospitals would pay often pay locum tenens nurses and physicians at two times or more the rate of an employed clinician.

Our “Remote Physical Exam and Remote Patient Monitoring Solutions” allow the streaming of medical devices such as otoscope and stethoscope to conduct a remote physical exam live. This contrasts with video-only telehealth that does not allow remote exams. In addition, our solution allows remote patient monitoring where our customers can pull data from blood pressure cuffs, digital scales, etc., to allow clinicians to monitor a patient remotely. Many existing telehealth tools are limited to only seeing someone via video while our solution augments the video experience with medical devices. Such capability allows our clients to seamlessly go from text only, audio only, video only, to full medical device streaming and monitoring.

Our “AI for telesitter and telenursing Solutions” enable healthcare systems to use AI and remote nurses to augment the staffing of bedside nurses, thereby minimizing the impact of nursing shortages. Our offering includes remote admission and discharge, asynchronous and on-demand nursing mentoring, and AI that monitors events in the patient’s room - such as creating virtual fencing for fall prevention, detecting if a patient is under stress, etc. VSee Lab’s AI is able to convert events in the patient’s room into events in VSee Lab’s task queues, where VSee Lab can route the events to first line telenurses. If the first line nurses do not respond the events within a threshold, the events are routed to nurses in a command center - where this 2 layer nursing coverage minimizes the chance that an adverse event is not processed.

Our solutions and technologies have the following features and advantages:

Our Simple Patient Experience. Before the virtual visit, our telehealth platform allows healthcare providers to:

●	Invite patients to your branded waiting room by email, SMS or website embedded button;
●	Allow on-demand walk-ins and/or scheduled visits;
●	Customize intake forms with logic such as calculating GAD7, etc.;
●	Automate compliance with consent and provider state-matching, i.e., patient will only see providers with medical license in the patient’s state;
●	Verify insurance eligibility;
●	Collect online credit card payments;
●	Lower wait times with wait queue tagging of specific clinician and hold my spot;
●	Show educational videos or articles as patients wait; and

●	Live chat with the front desk.

During the virtual visit, we allow healthcare providers to:

●	See patients text only, audio only, or 1-on-1 video or group video;
●	Add in remote family members, interpreters, and other care team members scheduled or on-demand;
●	Share and annotate images, documents and websites as though you were face-to-face;
●	Send files;
●	Push additional forms for patients to fill out or sign;
●	Live stream digital peripherals such as otoscopes and stethoscopes for remote physical examination; and
●	Far end pan, tilt, zoom camera control.

After the virtual visit, we allow healthcare providers to:

●	Pass patients back to front desk staff or scheduler to schedule the next appointment;
●	Have patients self-schedule follow-up visits via VSee patient portal;
●	Send auto-confirmations and reminders via email & SMS;
●	Let patients immediately review their visit notes & attachments via VSee patient portal;
●	Get instant feedback with a post-visit survey;
●	Have patients pick up ePrescribe medication (including EPCS) from self-selected pharmacy; and
●	Receive SuperBill for billing insurance.

In addition to virtual visits, we also allow patients to engage their everyday wellness by:

●	Setting personal health and wellness goals with their care team;
●	Tracking their own progress with wellness device data from Fitbit, wireless scales, blood pressure cuffs, etc.;
●	Sharing their food diary, mood chart, or other wellness charts; and
●	Securely messaging questions to their provider or just share vacation photos.

Our Productive Clinician Experience. Setting up telehealth is often a complex experience, but our system allows fast setup and go live by which healthcare providers can:

●	Set up a tailored online practice in as a fast as a few hours;
●	Add logo, room description, provider profiles, legal documents;

●	Create or remove new providers, patients, and waiting rooms;
●	Turn on/off options for 250+ points of configuration without doing programming (no code);
●	Access asynchronous (eConsult) workflow;
●	Manage walk-ins, appointments, group appointments;
●	Process online payments, eligibility, claims submissions;
●	Utilize flexible intake forms with logic and attachments;
●	Connect with scheduled appointment interpreter service dispatch; and
●	Integrate with electronic medical records (EMRs) such as EPIC, Cerner, etc.

VSee supports efficient team coordination by allowing healthcare providers to:

●	Set sound alerts and mobile notifications for when a patient is ready to be seen;
●	Manage all patients from different waiting rooms in a single dashboard;
●	Track patients throughout their visit — know exactly where they are at any point In the patient journey; and
●	Coordinate among the Medical Administrative Specialists, nurses, physicians, schedulers with internal chats and customizable visit tags.

Our Administrative Features. In addition to providing a simple patient and productive clinician user experience, VSee also provides administrative features to enable enterprise control of their telehealth operations by allowing healthcare providers to:

●	Enforce HIPAA with user access roles and intrusion logging;
●	Manage clinician staffing and patient scheduling with rich master calendar;
●	Set visit payment amounts, generate invoices and superbills, and setup insurance claims engines;
●	Build an actionable data dashboard with drag-and-drop widgets to monitor patient satisfaction, wait time, etc.;
●	Create admin dashboard reports and export to third party visualization engines; and
●	Manage call recordings policies and archives.

In addition to the features above, our platform supports numerous enterprise scaling features, such as ensuring compliance with state medical license rules across thousands of providers, using routing to balance patient load across all the clinicians in a healthcare system, and using patient tagging to efficiently move a patient within a department. VSee also supports security models such as strong encryption, single-sign-on (SSO), multi-factor-authentication (MFA), and VSee has passed the SOC2 audit.

iDoc’s Offering of Services and Technologies

As a solutions company focused on inpatient specific disease areas with intentional purpose driven growth, and areas to provide access to general and specialty care to vulnerable patient populations, iDoc has a patient e-consultation service that is currently tailored to provide outpatient care to correctional facilities predominantly at the Federal level. The unique security challenges for digital healthcare as well as in person care positions iDoc’s platform to meet the rigorous requirements of the Federal Bureau of Prisons (FBOP). Through our own network of physicians, we provide e-consults in over 14 specialties to the FBOP including areas such as mental health, cardiology, oncology, rheumatology, neurology, nephrology, and more. We connect the patient to the specialty physicians to minimize care delays and transport safety concerns.

We are focused on providing the highest level of clinical and operational quality. We have developed a comprehensive quality management program that supports evidence-based practices, tracks customer satisfaction levels and encourages continuous improvement of telemedicine services. Our clinical leaders regularly review industry accepted standards and, when appropriate, make changes to our protocols. As new practice standards are introduced, our network of board-certified physicians and other provider specialists review these standards and adapt them for national telemedicine practice. Our network physicians and other specialists are continuously trained and evaluated to appropriately integrate and utilize these updated practice standards.

We have developed a care delivery model that intentionally collaborates with hospital systems, healthcare providers, and health care administrators to deliver a customizable solution and experience for the patient. iDoc uses its internally developed telehealth software to deliver the right care at the right time bridging specialty critical care physicians with critically ill patients.

The iDoc technology platform consists of video conferencing, electronic health records, and billing technology working seamlessly to provide telemedicine consults for clinical practice. The virtual healthcare platform can be used individually or in conjunction with native applications/resources or as a whole package. All conference connections are HIPAA compliant and secured through HTTPS/ TLS 1.2+ level encryption. Recorded video EEG data (no other video or audio recordings are made/stored) is transmitted using industry standard HTTPS/TLS 1.2+ and stored in the iDoc AWS cloud. The data stays encrypted at rest No ePHI is stored by this module.

The iDoc clinical dashboard gives providers an intuitive and multi-level view of patients in both aggregate and individual modes. This system interfaces with the client’s vital signs monitors (and other data when available) to facilitate the patient monitoring process. Support for handoffs includes sticky notes and messaging. Customizable alert levels ensure alarms are valid and help prevent “alert fatigue”. This system interfaces with the client’s vital signs monitors (and other data when available) to facilitate the patient monitoring process.

To ensure quality, iDoc has developed a comprehensive quality management program that supports evidence-based practices, tracks customer satisfaction levels and encourages continuous improvement of telemedicine services. We regularly review industry accepted standards and, when appropriate, make changes to our protocols. As new practice standards are introduced, our network of board-certified physicians and other provider specialists review these standards and adapt them for national telemedicine practice. Our network physicians and other specialists are continuously trained and evaluated to appropriately integrate and utilize these updated practice standards.

Market Opportunity

We believe there are two significant trends and challenges facing healthcare in the United States: first, we believe that hospitals need a better method to engage with their patients, to make the patient’s experience dealing with healthcare easier; second, we believe that hospitals need better clinician staffing options since there is an ever growing shortage of nurses and physicians across America.

In addition, intensive care units have become increasingly complex environments, the dramatic increase in surgical therapeutic options for stroke, and the proliferation of the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) and Det Norske Veritas (DNV) stroke centers with the advent of multi-modal monitoring in the neurointensive care unit, the need and use of electroencephalogram (EEG), the demand for intensivists with the knowledge to care for these patients has led to the growth of neurointensivists (critical care physicians with specialty training in neurosciences). The increasing utilization of extracorporeal membrane oxygenators (ECMO) and left ventricular assist devices (LVAD) has led to increase demand for cardiac intensivists (critical care physicians with specialty training in cardiac disorders). The growth and evolution of cloud services and technology focused on delivering health care has led to the ability and need to provide greater and more specialty tele-intensive care and telemedicine solutions to be developed and adopted.

Our business model is designed to both empower the clinicians while satisfying the IT security requirements, where we become the digital transformation tool that allows healthcare enterprises to tackle the twin mega trends and challenges of patient engagement the clinician shortage. Our revenue-generating customers, primarily healthcare enterprises, have access to a suite of telehealth building blocks to support their use cases. Our focus on clinician-centric product design and productivity is what led us to create the no code approach to telehealth configuration, where instead of having clinicians at the mercy of the IT, the clinicians can configure their own telehealth software using a graphical user interface and simple setup instructions.

We believe that the health system is not generally capable of training the necessary critical care physicians to meet the increasing demand from densely populated to rural hospitals or from large academic medical centers to micro hospitals (hospitals with typically less than 25 beds). For hospitals which are lacking physician staffing, iDoc physicians develop and staff ICU facilities through telemedicine. We collaborate in tracking the signs of early disease recognition and recovery in a patient’s condition. We specialize in providing state of the art equipment for audiovisual monitoring of the patient in a real time synchronous interface with hospital EHR systems.

Sales and Marketing

We employ a direct sales organization composed of highly trained team members. The sales organization is segmented primarily by customer type. For example, there is one enterprise-focused team concentrating on mental health and another concentrated on health systems. Our direct sales organization also reaches customers through indirect channels, such as third-party resellers and premier affiliated hospitals. We also have a team of experienced sales executives who are primarily responsible for selling our solutions and services directly to hospitals and health systems. In addition, we have developed channel customers who incorporate our platform as part of a model that combines on-site staffing solutions with telemedicine

The direct sales organization is supported by marketing and customer success specialists. Our marketing program supports our growth and lead generation though content development, brand awareness, search engine optimization, field marketing events, integrated campaigns, industry relations and public media. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs, both digitally and via strong word of mouth and client references. These programs target decision makers to provide information about our company and solutions through digital channels such as LinkedIn, our annual conference, online webinars, and tradeshows. Our customer success team supports customer retention by working directly with customers to produce higher engagement with our solutions, which in turn expands their use of the platform in the future.

Competition

We view as competitors those companies that currently or in the future will develop and market virtual care technology (devices, software, and systems) or provide virtual care services, such as the delivery of on-demand access to healthcare and specialty disease state and care management and services. Competition focuses on, among other factors, software as a service (SAAS), experience in operations, customer service, quality of technology and know-how, and reputation. Competitors in the telehealth and specialty medical services market include MDLive, Inc. (now owned by Cigna), American Well Corporation, Included Health, and Accolade, Inc., among other smaller industry participants. Neuro and/or ICU specialty competitors include NeuroCall, Ceribell, and Specialist on Call. Technology solution competitors include American Well Corporation, MDLive, Teladoc, as well as smaller technology providers. Each of VSee and iDoc also faces competition from large, well-financed health plans that in some cases have developed their own virtual care, expert medical service or in-house software platforms, as well as large technology and retail companies, such as Google, Microsoft, Amazon and Walmart, which have or may in the future develop or acquire their own virtual care solutions.

Many of our competitors are well financed, have been in business for substantially longer, have substantial financial resources and long standing contracts and relationships with major customers. Many of our competitors have public financial structures which enable them access to significant amounts of capital at a relatively low cost of capital. We have experienced, and expect to continue to experience, intense competition from a number of companies, and we expect such competition to increase as our industry evolves.

Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of customers. Any such increased competition could cause pricing pressure, loss of market share or decreased client engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results. If this occurs, our ability to successfully market our services to customers may be harmed and our business results may suffer.

Particularly, VSee Lab faces competition across three categories: 1) EMR’s built in telehealth tool, 2) TelaDoc, AmWell, Zoom, Microsoft Teams, and 3) home-grown custom-built solutions.

●	Competing with EMR’s build in telehealth: Almost all electronic medical record (EMR) systems now have built in telehealth tools. These tools are mainly video conference; such as adding a button to make a Zoom or Microsoft Teams or Twilio video call. VSee is designed to integrate with the EMR, thus while we compete with the EMR’s built-in telehealth tool, we also add value to the EMRs. While the software offered by such competitors are more rigid and more time consuming with respect to requested changes to the workflow, VSee allows changing workflow in minutes via our no code option and in days and weeks via our low code option.
●	Competing with Telehealth and Video Conference Software: In many healthcare enterprises, Zoom and Microsoft Teams have approached telehealth with video conferencing. In contrast, VSee provides productivity and patient engagement features that go beyond video only. We also face competition from TelaDoc, specifically their InTouch offering, and AmWell, both of which are mature and established companies.
●	Competing with home grown or custom-built software: Given that some existing telehealth vendors such do not satisfy many client requirements, many clients decide to build their telehealth from scratch. Such projects require dozens of engineers and often take many months or even years.

iDoc’s primary competitors include Hicuity Health, INTELEICU, and enVision teleICU (segment of INOVA), among others. While there are several competitors in this industry, many began from a hardware-centric focus, aiming to extend and integrate their devices into hospitals. We approached the development of our services and software platform differently by focusing on optimizing an extensive network of board-certified physicians and other provider specialists across numerous complex workflows. As a result, configurability, modularity, and optimization became imperative, and we subsequently made these capabilities available on a low-code development platform to address the configurability needs of our customers. We believe we compete favorably based on the following key competitive factors for our industry:

●	access to a broad network of established, board-certified physicians and other provider specialists;
●	purpose-built acute care platform with highly configurable workflows and easy integration;
●	demonstrated scalability;
●	clinical and service quality;
●	customer satisfaction;
●	value;

●	reporting, analytics and benchmarking;
●	experience; and
●	flexibility.

Research and Development

The Telemedicine and Tele-intensive care market is a rapidly evolving industry. Our ability to continue differentiating and enhancing our platform and services depends on our capacity to introduce new services, technologies, and functionality. Due to capital constraints, we currently do not have active research and development spending. Strategically, to maintain and grow our market viability and strength, we plan to focus our future research and development on delivering new products and further enhancing our solutions’ functionality, performance, and flexibility.

U.S. Law and Regulations

Our operations are subject to comprehensive United States federal, state and local regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change, especially health regulatory requirements. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated provider network, to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. No assurance can be made that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Data Protection, Security, and Regulatory Compliance

The data we collect and process is an integral part of our tools and solutions. In addition, our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations governing data collection, healthcare regulation, financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards, and related matters. Our respect for laws and regulations regarding the collection and processing of personal data underlies our strategy to improve our security model and implementation. While we believe we comply in all material respects with applicable laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. For additional information, see “Risk Factors - Risks Related to Our Business - We are subject to stringent and changing laws, regulations, self-regulatory schemes, contractual obligations, and standards related to privacy, data protection, and information security. The actual or perceived failure by us, our customers, partners, or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.”

Data Collection and Protection

We collect and use personal information for the purpose of clinical care on the behalf of our healthcare clients. In some instances, we may use third-party service providers to assist us in the collection efforts.

All data is encrypted in transit and at rest using TLS 1.2, and personal health information is encrypted at rest using AES-256 encryption. Along with a dedicated in-house security team and contracted security researchers, we are SOC2 (Service Organization Control Type 2) audited by an external team.

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, HIPAA (Health Insurance Portability and Accountability Act) established privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Our members as well as certain of our enterprise customers are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains, or transmits PHI on behalf of these covered entities for certain of our services, we are a “business associate” as defined under HIPAA.

Violations of HIPAA may result in civil and criminal penalties and a single breach incident can result in violations of multiple standards. In the event of a breach, we must also comply with HIPAA’s breach notification rule and our covered entity enterprise customers may require we provide assistance in the breach notification process and may seek indemnification and other contractual remedies. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and individuals have used HIPAA standards as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance.

Further, many states in which we operate and in which our members and customers as well as their patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, information regarding mental health and substance use treatment, and other information related to the provision of healthcare services. Some of these laws also prohibit unfair privacy and security practices and deceptive statements about privacy and security place specific requirements on certain types of activities, such as data security and texting. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA, including the provisions of the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain on our members may be subject to the CCPA. Where state laws are more protective than HIPAA or require us to take action such as breach notification, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject. For additional information, see “Risk Factors - Risks Related to the Healthcare Industry.”

In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Federal and State Telecommunications Laws

There are a number of federal and state laws and regulations potentially applicable to communications by phone, text message, or facsimile, including the TCPA, and those laws and regulations are continuously evolving. Our services that allow members and other platform users to leverage such telephonic communications may be subject to these laws and regulations.

Other Healthcare Laws and Regulations and Health Reform

There are many laws that govern the activities of healthcare professionals, some of which may be applied to us because of our relationships with them. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with providers licensed in the state. Many states limit the scope of business relationships between business entities and medical professionals. For example, while many states’ fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. These laws generally prohibit us from exercising control over the medical judgments or decisions of physicians and non-physician healthcare providers and from engaging in certain financial arrangements, such as splitting professional fees with healthcare providers. In addition, certain federal and state anti-kickback and false claims laws may apply to us indirectly through our arrangements with healthcare professionals and entities. Statutes and regulations relating to the practice of medicine, anti-kickback, fraud, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.

In addition, there have been several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. Failure to comply with any of these laws or regulations could lead to adverse judicial or administrative action against us and/or our provider customers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider customers that interfere with our business, and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Successfully commercializing a telehealth technology will depend on broad health insurance or third party payor coverage. Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs. Limited third party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake. Favorable coverage decisions by government payors like Medicare or Medicaid is critical because private payors typically follow the government’s lead regarding reimbursement. However, manufacturers whose technology is reimbursed by the government payors are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse. These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers. Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in U.S. federal and state healthcare programs, including Medicare and Medicaid.

Federal Stark Law. Our affiliated provider network may be subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring beneficiaries of certain government programs to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties for each violation, and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could harm our business.

Federal Anti-Kickback Statute. We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs,

(ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines per violation and damages of up to three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Imposition of any of these remedies could harm our business. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe harbor regulations that outline categories of activities deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act. Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action. Penalties for False Claims Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

Federal Physician Self-Referral Law. The Federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute: to the extent that the statute is implicated and an exception does not apply, the statute is violated. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay patients. Violations of the Stark Law must be reported and unauthorized claims must be refunded to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. Violations of the Stark Law, the Anti-Kickback Statute, the Civil Monetary Penalties Law and/or the federal False Claims Act can also form the basis for exclusion from participation in federal and state healthcare programs.

Civil Monetary Penalties Law. The Civil Monetary Penalties Law (“CMPL”) authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal healthcare program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting

Access to Care exceptions (as defined in the CMPL). Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal healthcare programs.

FCPA and Other Anti-Bribery and Anti-Corruption Laws. The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals or organizations in many countries. Our present and future businesses have been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

State Fraud and Abuse Laws. Most states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Reimbursement Related Regulation

Medicare. The Medicare program offers beneficiaries different ways to obtain medical benefits: (i) Medicare Part A, which covers, among other things, in-patient hospital, SNFs, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, durable medical equipment, and certain other types of items and healthcare services; (iii) Medicare Part C, also known as Medicare Advantage, which is a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B; and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

Our affiliated provider network is reimbursed by the Part B and Part C programs for certain of the telemedicine services it provides to Medicare beneficiaries. Medicare coverage for telemedicine services is treated distinctly from other types of professional medical services and is limited by federal statute and subject to specific conditions of participation and payment pursuant to Medicare regulations, policies and guidelines, including the location of the patient, the type of service, and the modality for delivering the telemedicine service, among others.

Medicaid. Medicaid programs are funded jointly by the federal government and the states and are administered by states (or the state’s designated managed care or other similar organizations) under approved plans. Our affiliated provider network is reimbursed by certain state Medicaid programs for certain of the telemedicine services it provides to Medicaid beneficiaries. Medicaid coverage for telemedicine services varies by state and is subject to specific conditions of participation and payment.

Participation in Medicare/Medicaid Programs. Participation in the Medicare, including Medicare Advantage, and Medicaid programs is heavily regulated by federal and state (in the case of Medicaid) statute, regulation, policy, and guidance protocols. If a provider fails to comply substantially with the requirements for participating in the programs, the provider’s participation may be terminated and/or civil or criminal penalties may be imposed. Our affiliated network providers are enrolled with Medicare and certain Medicaid programs, and they also participate in arrangements administered by commercial payers under the Medicare Advantage program. In the ordinary course of business, we may from time to time be subject to inquiries, investigations and audits by federal and state agencies that oversee applicable government program participation. In addition to auditing compliance with program requirements, these audits can trigger, particularly when issues are identified, investigations, repayments, and requirements under certain of the U.S. Federal and State Fraud and Abuse Laws described above.

Commercial Insurance Providers. iDoc participates with commercial and/or private insurance carriers for its patient reimbursement fees. The fee schedule basis for payment by the commercial insurance providers is determined with Medicare reimbursement fee structure guidelines and whether the Company is in network or out of network with the insurance carriers which varies based on state and insurer requirements.

COVID-19 Waivers and Limited Statutory Changes. As a result of the COVID-19 pandemic, federal and state governments have enacted legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers seeking to utilize telemedicine methods in providing care to patients during the public health emergency. These measures include temporary relief from certain Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals by some states, temporary relaxation of privacy restrictions for telemedicine remote communications, and temporarily expanding the scope of services for which Medicare and Medicaid reimbursement is available during the emergency period. These changes have temporarily increased reimbursement available to our affiliated provider network for telemedicine services provided. We acknowledge the Public Health Emergency (PHE) expired on May 11, 2023. We also acknowledge that a significant number of limited statutory changes related to telehealth have been extended through December 2024 and in some states made permanent. As a result of the PHE expiration date of May 11, 2023, we have seen differing impacts to telehealth at the federal and state level but overall leaning towards increased adoption of telehealth services compared to pre-COVID-19 era.

FDA Regulation of Medical Devices

Certain software products often used in telemedicine platforms and offerings could fall under the broad category of digital health products that may, in certain circumstances, require the U.S. Food and Drug Administration (the “FDA”) regulatory review prior to marketing. The FDA generally maintains regulatory oversight over products that meet the Agency’s statutory definition of a “medical device.” In certain circumstances, software applications and their corresponding platforms are considered medical devices when they are intended to be used for one or more medical purposes and are consequently regulated by the FDA. Determining whether a product meets the definition of a medical device requires assessment of both design and intended use. Intended use of a product is determined by the intent of the manufacturer as evidenced by the design of the product and the product labeling. Labeling is a broad term that includes marketing and advertising claims. The FDA’s regulatory approach toward digital health technologies is set forth in both regulations and guidance documents. This requires analyzing (1) whether a product meets the FDA’s definition of a medical device and, if it does, (2) whether it is carved out from active regulation by one of the FDA’s digital health “enforcement discretion” policies. In general, the FDA’s overarching approach is to apply its regulatory oversight in a risk-based manner to only software functions deemed to meet the definition of medical devices (i.e., those intended for the diagnosis of disease or other conditions, or the cure, mitigation, treatment, or prevention of disease) and whose functionality could create patient safety risks in the event of a malfunction.

In the United States, medical devices are subject to extensive regulation at the federal level by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The laws and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

If our products are marketed for clinical monitoring or therapeutic uses, they could be regulated by the FDA as medical devices. It is presently unclear what level of risk the agency would assign to such products, what special controls may be imposed on such products (if any), and what regulatory requirements would be applicable to such products.

Regulation Under the FTC

The Federal Trade Commission (“FTC”) also oversees the advertising and promotion of our products pursuant to broad authority to police deceptive advertising for goods or services within the United States. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to

(a)prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce;
(b)seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. In the context of performance claims for products such as VSee Lab and iDoc’s goods and services, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements of the Company or its agents disseminate related to the goods or services comply with disclosure and other regulatory requirements. In addition, with respect to the Company’s commercial products and any future products that are marketed as clinical products, the FDA’s regulations applicable to medical device products prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the FDCA.

Further, medical device systems that include wireless radio frequency transmitters and/or receivers are subject to equipment authorization requirements in the United States. The Federal Communications Commission (“FCC”) requires advance clearance of all radio frequency devices before they can be sold or marketed in the United States. These clearances ensure that the proposed products comply with FCC radio frequency emission and power level standards and will not cause interference.

Legal Proceedings

We may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights.

Depending on the nature of the proceeding, claim, or investigation, we may be subject to settlement awards, monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect each of their respective business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters.

As of the filing of this Annual Report on Form 10-K, we were not a party to any material legal proceedings.

Properties

Our principal executive offices are located at 980 N Federal Hwy #304, Boca Raton, FL 33432, and our telephone number is (561) 672-7068. Our website can be found at https://vseehealth.com/.

Furthermore, iDoc has physical operations in Boston, Massachusetts and Houston, Texas. Such office locations for personnel are contracted via short-term leases.

Employees and Human Capital Management

We currently have approximately 154 full-time equivalent employees and contractors, of which approximately 24 are board certified practicing physicians. Particularly, iDoc has an experienced team of board-certified neurointensivists, cardiac specialty trained intensivists, and medical intensivists that treat and coordinate care for acutely ill patients 24/7 in the neurointensive Care Unit (NICU), cardiac intensive care unit, and medical intensive care unit. None of our employees are represented by a labor union.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principles of equal employment opportunity and other legitimate criteria without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable laws.

An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential.

Our Board of Directors is also actively involved in reviewing and approving executive compensation, selections and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way.

Item 1A. Risk Factors

Risks Related to Our Operation of Business

The restatement of our previously issued financial statements and associated analysis and ongoing remedial measures have been time consuming and expensive and could expose usto additional risksthatcould materially adversely af ect ourfinancial position,results of operations and cash flows.

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting and clinical trial expenses. If we fail to maintain an efective systemof internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harmour business and the trading price of our Common Stock and listed Warrants.

If the interpretations, estimates or judgments we use to prepare our financial statements prove to be incorrect, we may be required to restate our financial results, which could have a number of material adverse effects on us.

There is uncertainty regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2024, which stated that management has concluded that substantial doubt exists about our ability to continue as a going concern for one year after the date our consolidated financial statements are issued. As discussed in Note 1 to our consolidated financial statements, we have an accumulated deficit at December 31, 2024 and continuing net losses and negative cash flows from operations and we expect to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are also described in Note 1 to our consolidated financial statements. As a result of the uncertainty regarding our ability to continue as a going concern, there is increased risk that you could lose the entire amount of your investment in us. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

The telemedicine market is rapidly evolving and highly competitive. We expect competition to intensify in the future as existing competitors and new entrants introduce new telemedicine services and software platforms or other technology to U.S. healthcare providers, particularly hospitals and healthcare systems. We currently face competition from a range of companies, including other incumbent providers of telemedicine consultation services and specialized software providers, that are continuing to grow and enhance their service offerings and develop more sophisticated and effective transaction and service platforms. In addition, large, well-financed healthcare providers have in some cases developed their own telemedicine services and technologies utilizing their own and third-party platforms and may provide these solutions to their patients. Electronic medical record vendors could build telemedicine functionality directly into their existing systems for healthcare providers instead of utilizing our solution. Competition from specialized telemedicine services and software providers, healthcare providers and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain of our services, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than either can to new or changing opportunities, technologies, standards or client requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telemedicine market, which could create additional price pressure. In light of these factors, even if the solutions we offer are more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solutions. If we are unable to compete successfully in the telemedicine industry, our business, financial condition and results of operations will be harmed.

Moreover, we expect that competition will continue to increase as a result of consolidation in the healthcare industry. Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our telemedicine consultation and platform services. If we are forced to reduce our prices and are unable to achieve a corresponding reduction in our expenses, our revenues would decrease, which could harm our business.

The level of demand for and market utilization of our software and solutions are subject to a high degree of uncertainty.

The market for telemedicine services and related technology is characterized by rapid change. As telemedicine specialty consultation workflows and related business drivers continue to evolve, the level of demand for and market utilization of our telemedicine services and platform remain subject to a high degree of uncertainty. Our success will depend to a substantial extent on the willingness of healthcare organizations to use, and to increase the frequency and extent of their utilization of, our solutions and our ability to demonstrate the value of telemedicine to healthcare providers. If healthcare organizations do not recognize or acknowledge the benefits of these telemedicine services platform or if either is unable to reduce healthcare costs or generate positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns about our solutions or the telemedicine market as whole could limit market acceptance of our solutions. If clients do not perceive the benefits of our solutions, then the market may not develop at all, or it may develop more slowly than we expect. Achieving and maintaining market acceptance of our solutions could be negatively affected by many factors, including:

●	the quality, popularity, pricing and timing of telemedicine consultation services utilized by us and our competitors;
●	general economic conditions, particularly economic conditions adversely affecting discretionary and reimbursable healthcare spending;
●	federal and state policy initiatives impacting the need for, fraud and abuse concerns regarding, and pricing of telemedicine services;
●	changes in client needs and preferences;
●	the development of specialty care practice standards or industry norms applicable to telemedicine consultation services;
●	the availability of other forms of medical and telemedicine assistance;

●	lack of additional evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings or other perceived benefits of our solutions over competitive products or other currently available methodologies;
●	perceived risks associated with the use of our solutions or similar products or technologies generally; and
●	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In addition, our solutions may be perceived by clients or potential clients to be more complicated or less effective than traditional approaches, and may be unwilling to change their current healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our solutions until there is sufficient evidence to convince them to alter their current approach. Any of these factors could adversely affect the demand for and market utilization of our solutions, which would harm its business.

We may incur losses in the future, and thereafter may never achieve or sustain profitability.

We expect our costs will increase in the foreseeable future and we may incur losses. We also expect to invest significant additional funds towards enhancing our services and platform, growing our business and operating as a public company and as we continue to invest in increasing our hospital and healthcare system client base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. As we expand, we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we will require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to address these risks and challenges successfully as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively affect the value of our common stock.

The developing and rapidly evolving nature of our business and the markets in which we operate may make it difficult to evaluate our business.

We have been creating offerings for the developing and rapidly evolving market for telemedicine services. Each of VSee Lab, iDoc and telemedicine overall has limited operating history with their current solutions and business model makes it difficult to evaluate their business and prospects. It is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. You should consider our business and prospects in light of the risks and difficulties either VSee Lab and/or iDoc encounter or may encounter. These risks and difficulties include those frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future solutions, competition from other companies, acquiring and retaining clients, hiring, integrating, training and retaining skilled personnel, developing new solutions, determining prices for our solutions, unforeseen expenses, and challenges in forecasting accuracy. If we have difficulty launching new solutions, our reputation and business may be harmed. Additional risks include our ability to effectively manage growth and to store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our businesses or due to changes in our industry, or if we do not address these challenges successfully, our business, financial condition and results of operations could differ materially from our expectations and our business could suffer.

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

●	the addition or loss of large hospital and healthcare system clients, including through acquisitions or consolidations of such clients;
●	seasonal and other variations in the timing of our sales and implementation cycles, especially in the case of our large clients;
●	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
●	the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare system clients or strategic partners;
●	hospital and healthcare system client renewal rates and the timing and terms of such renewals;
●	the mix of services sold and utilization volume of our services during a period;
●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
●	technical difficulties or interruptions in our services;
●	breaches of information security or privacy;
●	our ability to hire and retain qualified personnel, including cross-licensing and privileging each of our physician networks;
●	changes in the structure of healthcare provider and payment systems;
●	changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
●	the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;
●	political, economic and social instability, including terrorist activities and health epidemics, and any disruption these events may cause to the global economy; and
●	changes in business or macroeconomic conditions.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Our sales cycles can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation varies widely by client. Some of our clients undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique telemedicine service needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the use, technical capabilities and potential benefits of our solutions. Moreover, our large hospital and healthcare system clients often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increases our upfront investment in the sales effort with no guarantee that these clients will deploy our solution widely enough across their organization to justify our substantial upfront investment. It is possible that in the future that we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some of our sales, we continue to expand our direct sales force, expand into new territories and market additional solutions and services. If our sales cycles lengthen or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our business could be harmed.

Developments affecting spending by the healthcare industry could adversely affect our revenues.

The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:

●	government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
●	consolidation of healthcare industry participants;
●	reductions in government funding for healthcare, in particular telehealth; and
●	adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

Any of these changes in healthcare spending could adversely affect our revenues. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our solutions and services will continue to exist at current levels or that we will have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.

Our practices rely on physician and physician extender’s abilities and therefore there are potential medical malpractice risks that may adversely affect our business.

Our business may expose them to potential medical malpractice, professional negligence, or other related actions or claims that are inherent in the provision of healthcare services. These claims, with or without merit, could cause them to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Economic uncertainties or prolonged downturns in the general economy, or political changes, could disproportionately affect the demand for our solutions and harm our business.

Current or future economic uncertainties or prolonged downturns could harm our business. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, pandemics, social unrest, warfare and terrorist attacks, could cause a decrease in funds available to our clients and potential clients and negatively affect the growth rate of our business.

These economic conditions may make it difficult for us and our clients to forecast and plan future budgetary decisions or business activities accurately, and they could cause our clients to reevaluate their decisions to purchase our solutions, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times or as a result of political changes, our clients may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

To the extent our solutions are perceived by clients and potential clients to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology and telemedicine spending. Competitors may respond to market conditions by lowering prices and attempting to lure away our clients. In addition, the increased pace of consolidation in the healthcare industry may result in reduced overall spending on our solutions.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within the healthcare industry, or the effect of political changes. If the economic conditions of the general economy or the healthcare industry do not improve, or worsen from present levels, our business could be harmed.

If our existing clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from them, our business may be harmed.

We expect to derive a significant portion of our revenues from renewal of existing client contracts and sales of additional services to existing clients. Factors that may affect our ability to sell additional solutions and services include, but are not limited to, the following:

●	the price, performance and functionality of our software solutions;
●	the availability, price, performance and functionality of competing solutions;
●	our ability to develop and sell complementary solutions and services;
●	changes in healthcare laws, regulations or trends; and
●	the business environment and strategic priorities of our clients.

Most of our clients have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our clients may negotiate terms less advantageous to them upon renewal, which may reduce our revenues from these clients. If our clients fail to renew their contracts, renew our contracts upon less favorable terms or at lower fee levels or fail to purchase new solutions and services from them, our revenues may decline, or our future revenue growth may be constrained.

Our telemedicine business and growth strategy depends on our ability to maintain and expand our network of established hospital system and telemedicine user bases, board-certified physicians and other provider specialists. If we are unable to maintain and expand our network, our future growth would be limited and our business would be harmed.

Our success is dependent upon our continued ability to maintain a network of established health care systems providers and established, board-certified physicians and other provider specialists. Our ability to develop and maintain satisfactory relationships with these providers also may be negatively impacted by other factors not associated with either of them, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our client base, higher costs, healthcare provider network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory requirements, any of which could harm our business.

Our telemedicine business is dependent on our relationships with affiliated professional entities, which we do not own, to provide medical services, and our business would be harmed if those relationships were disrupted.

There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our physicians and physician extenders who provide telehealth services violate state’s prohibition against the corporate practice of medicine and related professions. The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in most states, though there is broad variation between state application and enforcement of the doctrine makes an exact count difficult. These laws generally prohibit the practice of medicine or related professions by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a physician or physician extenders’ professional judgment. The extent to which each state considers particular actions or contractual relationships between us and our providers to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis, but we cannot guarantee that subsequent interpretation of the corporate practice of medicine or related professions laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on the licensed providers themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

A material change in corporate practice of medicine interpretation could impact our operations and could impair our ability to provide services to our clients and harm our business.

If we are not able to develop and release new solutions, or successful enhancements, new features and modifications to our existing solutions, our business could be harmed.

To date, we have derived a substantial majority of our revenues from sales of solutions from our telemedicine software platforms, and our longer-term results of operations and continued growth will depend on our ability successfully to develop and market new solutions and add in additional modules and feature in a timely manner. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solutions. If existing clients are not willing to make additional payments for such new solutions, or if new clients do not value such new solutions or enhancements, it could harm our business. If we are unable to predict client and user preferences or other industry changes, or if we are unable to enhance or modify our solutions on a timely basis, we may lose clients. In addition, our results of operations would suffer if our innovations are not responsive to the needs of our clients or if such innovation are not appropriately timed with market opportunity or effectively brought to market. Delays in launching new solutions may open windows of opportunity for new and existing competitors to erode our market share and may negatively impact our revenues and profitability.

Any failure to offer high-quality technical support services may harm our relationships with our clients and our financial results.

Our clients depend on our support organization to resolve any technical issues relating to our services. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing clients. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective clients, and harm our business.

We offer technical support services with our solutions and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client base. We may also be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our clients. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our results of operations.

Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. The pool of qualified personnel with experience working in the healthcare market is limited overall and the competition to hire them is intense. As such, we may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, financial condition and results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

We depend on our senior management team, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could harm our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business could be harmed.

Our management team has broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management has broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about its prospects, each of which could cause the price of our Common Stock to decline.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.

We may intend to acquire or invest in additional businesses, applications and services or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;
●	unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;
●	difficulty integrating the accounting systems, operations and personnel of the acquired business;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	difficulty converting the clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
●	diversion of management’s attention from other business concerns;
●	adverse effects to our existing business relationships with business partners and clients as a result of acquisitions;
●	the potential loss of key employees or contractors;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually or if there are triggering events identified. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or cause the market price of our common stock to decline. In addition, if an acquired business fails to meet our expectations, our business may be harmed.

If we are unable to grow, or if we fail to manage future growth effectively, our revenues may not increase and we may be unable to implement our business strategy.

Our future success will depend upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our clients’ requirements, all of which could harm our business. A key aspect to managing our growth is our ability to scale each of VSee Lab’s and iDoc’s capabilities, including in response to unexpected shifts in demand for telemedicine. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of board-certified physicians, sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular physicians and software engineers, may be constrained.

Our growth will depend on the acceptance of our solutions as a suitable supplement to traditional healthcare delivery systems and on our ability to overcome operational challenges. Our business model and solutions could lose our viability as a supplement to traditional healthcare delivery systems due to client dissatisfaction or new alternative solutions. If we are unable to address the needs of our clients, or our clients are dissatisfied with the quality of our solutions, our clients may not renew our contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and our ability to retain and recruit qualified personnel who are essential for our future success. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy client requirements or maintain high-quality solutions. Additionally, we may not be able to expand and upgrade our systems and infrastructure to accommodate future growth.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new solutions and services. If we are unable to effectively manage our growth our expenses may increase more than expected, our revenues may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain clients.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include all hospitals in the United States adopting outsourced clinical resources via telemedicine and that we can successfully add specialties to tour solutions beyond those currently offered today. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our clients and potential clients than competing solutions. If these assumptions prove inaccurate, our business could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which may adversely affect the market price of our common stock.

We have experienced significant growth in recent years. Future revenues may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenues from existing clients, to complete sales to potential future clients, to expand our client base, and to develop new solutions and services. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenues or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our services than we currently anticipate, which could harm our business and growth prospects and adversely affect the market price of our common stock.

We may in the future become subject to litigation, which could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business and stock price. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the General Data Protection Regulation (“GDPR”), or the California Consumer Privacy Act of 2018 (“CCPA”)) or under authority of privacy enforcing governmental entities (such as the Federal Trade Commission (“FTC”), or the U.S. Department of Health and Human Services (“HHS”)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely affect our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (“OCR”), and state attorneys general.

We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could harm our business.

Because our business delivers telehealth services to patients, each faces the risk of medical liability claims against us and our affiliated professional entities. We and our affiliated professional entities have in the past and may in the future be subject to medical liability claims and, if these claims are successful, substantial damage awards. Although we maintain insurance covering medical malpractice claims in amounts that we believe is appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases, the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain clients. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business. In addition, any claims may harm our business or reputation.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use and similar taxes in any states for telemedicine services based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

We will likely require additional capital from equity or debt financings to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to make investments to support our anticipated business growth and will likely require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources, including incurring additional indebtedness under our credit facility. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Risks Related to Governmental Regulation

In the U.S., we conduct business in a heavily regulated environment and if we fail to comply with health care laws and regulations, we could incur fines and other penalties, be prohibited from participating in certain reimbursement programs or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:

●	the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to specific exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Many states have adopted similar laws;
●	the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal False Claims Act that prohibits, among other things, presenting, or causing the presentment, of a false claim for payment or approval; making, using, or causing others to make or use, a false record or statement that is material to a false or fraudulent claim, Making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government; or conceals, avoids, or decreases an obligation to pay money to the government. Many states have adopted state false claims act laws.

We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations to guide our operations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require them to make changes in our operations or structure. A determination that they have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows, and our business reputation could suffer significantly. In addition, other similar legislation or regulations at the federal or state level may be adopted that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $12,537 to $25,076 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

State legislative and regulatory changes specific to the area of telehealth law may present the third party medical groups and independent physicians on our platform with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

Our affiliated professional entities and independent physicians’ and physician extenders’ ability to provide telehealth services to, and receive reimbursement for the services provided to patients in a particular state are dependent upon the laws and regulations of the state where the patient resides. Laws and regulations governing the provision of telehealth services are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services may be provided or requirements related to the provision of telehealth services, such as having a prior in person visit or receipt of certain informed consents. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. Because this is a developing area of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our affiliated professional entities or independent providers’ activities and arrangements, if challenged, will be found to be in compliance with the state requirements or that a new or existing law or regulation will not be adopted, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platforms are synchronous consultations for patients located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, it could have a material adverse effect on our business, financial condition, and results of operations.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. This risk is especially acute in the healthcare industry given the level of government spending and oversight of the industry as a whole.

In the ordinary course of business, we may be subject to inquiries and audits by federal and state agencies that oversee applicable healthcare program participation, licensure and payment regulations. We may also be subject to routine and targeted government audits and investigations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Responding to audits and inquiries may require us to incur significant expense. If the results of any audit or investigation reveal material non-compliance, we may have to incur additional expense in defending our business and making modifications to our operations.

In the states in which we operate, we believe we are in material compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. If we must remedy such violations, we may be required to modify our business and services in such states in a manner that undermines our respective platform’s attractiveness to customers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

If we fail to comply with extensive healthcare laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, and state government levels relating to, among other things:

●	licensure of health providers, and enrollment with government reimbursement programs;
●	necessity and adequacy of telehealth services;
●	relationships with physicians and other referral sources and referral recipients;
●	billing and coding for services;
●	properly handling any overpayments;
●	quality of medical equipment, devices and services we make available;
●	qualifications of medical professionals and support personnel;
●	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records; and
●	communications with patients and consumers.

Among these laws are the federal Stark Law, the federal Anti-Kickback Statute, the False Claims Act, and similar state laws. If we fail to comply with applicable laws and regulations, we could suffer civil sanctions and criminal penalties, including the loss of our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs. While we endeavor to ensure that our financial relationships with referral sources such as hospitals and physicians comply with the applicable laws (including applicable safe harbors and exceptions), evolving interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require them to make changes in our operations. A determination that we have violated these or other laws, or the public announcement that we are being investigated for possible violations of these or other laws, could harm our business, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that could harm our business.

Our collection, use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm to us and, in turn, harm our client base and our business.

There are a number of federal and state laws, rules and regulations, as well as contractual obligations, relating to the protection, collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, including certain patient protected health information (PHI), such as patient records. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States. In many cases, these laws and regulations regarding transfer or disclosure of personal information apply not only to transfer or disclosure to third-parties, but also to transfers of information between or among VSee Lab and iDoc, our affiliates and other parties with whom we conduct business. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business. We monitor legal developments in data privacy and security regulations at the local, state and federal level, however, the regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

The management of PHI is subject to HIPAA. HIPAA is the primary federal law that protects patients’ health care data and records. HIPAA consists of the HIPAA privacy rule (“Privacy Rule”) and the HIPAA security rule (“Security Rule”). The HIPAA Privacy Rule protects medical records and other personal health information by limiting our use and disclosure, giving individuals the right to access, amend, and seek accounting of our own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA Security Rule protects individuals’ electronic personal health information that is created, received, used, or maintained, and requires appropriate administrative, physical and technical safeguards to ensure the confidentiality, integrity, and security of electronic protected health information. The HITECH Act strengthened HIPAA enforcement provisions, requires OCR to periodically audit covered entities and our business associates, and authorized State Attorneys General to bring civil actions for HIPAA violations. It permits the HHS to conduct audits of HIPAA compliance and impose significant civil monetary penalties even if we did not know or reasonably could not have known about the violation.

HIPAA requires healthcare providers and its business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of our unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. This reporting obligation is in addition to any state notification requirements.

There are proposed changes to the HIPAA regulations, which if enacted, may require us to make significant changes to our HIPAA compliance program and our patient access request procedures and may have other financial, and operational impacts.

There are other federal and state laws that protect the confidentiality, privacy, availability, integrity and security of personally identifiable information (PII), including PHI. At the state and local level, there is increased focus on regulating the collection, store, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability.

In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to, disclosure of, or acquisition of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify patients or other counterparties of a security breach. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

New health and personal information security standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which VSee and iDoc must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the sensitivity of the PII we store and transmit, the security features of our technology platforms are very important. If our security measures are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client or investor confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to client or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We also publish statements to our clients that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

In March 2020, the Office of the National Coordinator for Health Information Technology (“ONC”) released a final rule implementing the information blocking prohibition of the 21st Century Cures Act, which went into effect on April 5, 2021. The rule, which applies to almost all health care providers, is designed to create a more interoperable health care system that supports seamless data exchange, improves care coordination, and removes barriers to the use and exchange of PHI between providers and plans and as directed by patients. “Information blocking” refers to activities that unreasonably limit the availability and use of electronic health information (“EHI”). The rule prohibits information blocking of EHI unless it is required by law or meets one of eight narrowly applied exceptions. Like most providers, we had to create new policies and procedures, trainings, and governance structures, and invest in new technology to comply with the rule. ONC has delegated oversight and compliance monitoring to the Office of Inspector General, and a provider may be subject to significant financial penalties if it fails to comply with these new rules. The exact penalties for providers will be determined through future rulemaking. Any individual can submit a complaint alleging that a provider has engaged in information blocking through an online portal made available by ONC.

If we fail to comply with federal and state laws and policies governing claim submissions to government healthcare programs or commercial insurance programs, we or our clients may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs and contractual claims by commercial insurers.

We offer revenue cycle management services to our clients that include the preparation and submission of claims for professional service and billing agent collection processing with payers on behalf of our clients. Certain of these reimbursement claims are governed by federal and state laws with potential civil and criminal penalties for non-compliance. The HIPAA security, privacy and transaction standards also have a potentially significant effect on our claims preparation, transmission and submission services, because such services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. If our revenue cycle management services fail to comply with these laws and regulations, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against them, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Further, our clients may seek contractual remedies and indemnification. Any investigation or proceeding related to these topics, even if unwarranted or without merit, could adversely affect demand for our services, could force us to expend significant capital, research and development and other resources to address the failure, and may harm our business.

Private pay sources such as third-party insurance and managed care entities also often reserve the right to, and do actually conduct audits of our billing processes, and have from time to time conducted such reviews. Our costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require us to refund or retroactively adjust amounts that have been paid to us by the relevant government program or private pay source.

If our revenue cycle management services fail to comply with these laws and regulations, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Further, our clients may seek contractual remedies and indemnification. Any investigation or proceeding related to these topics, even if unwarranted or without merit, could adversely affect demand for our services, could force us to expend significant capital, research and development and other resources to address the failure, and may harm our business.

Physician licensing and credentialing, a cost of providing professional services, can negatively impact our margins as it may incur increased expenses to utilize appropriately licensed and credentialed physicians for consult demands, especially when expanding to new jurisdictions and new hospital clients.

A physician’s (or a physician extender’s) ability to perform telemedicine consults is dictated by where the physician is licensed to practice and with whom the physician is privileged to provide services. State licensure and physician credentialing requirements take time to procure, often necessitating months of lead-time before a physician is able to begin providing consults for a particular hospital facility. Our ability to manage and anticipate physician need and prioritize licensing and credentialing could impact profit margins and expense management. As consult demands increase in areas where only a limited number of physicians hold necessary licenses and credentials, those physicians with appropriate licensing and credentialing to meet client demands may assume additional overtime shifts or otherwise demand increased fees, thereby increasing its costs. Further, obtaining a license to practice medicine in a particular jurisdiction is at the discretion of the local state medical board, and, as such, timing to achieve licensure in certain jurisdictions may be outside our ability to accomplish within expected time frames.

Certain software products related to telemedicine platforms may be subject to FDA regulatory review and oversight. It is critical to identify applicable FDA requirements and ensure compliance with such requirements.

Certain software products often used in telemedicine platforms and offerings could fall under the broad category of digital health products that may, in certain circumstances, require FDA regulatory review prior to marketing. The FDA generally maintains regulatory oversight over products that meet the Agency’s statutory definition of a “medical device.” In certain circumstances, software applications and their corresponding platforms are considered medical devices when they are intended to be used for one or more medical purposes and are consequently regulated by the FDA. Determining whether a product meets the definition of a medical device requires assessment of both design and intended use. Intended use of a product is determined by the intent of the manufacturer as evidenced by the design of the product and the product labeling. Labeling is a broad term that includes marketing and advertising claims. The FDA’s regulatory approach toward digital health technologies is set forth in both regulations and guidance documents. This requires analyzing (1) whether a product meets the FDA’s definition of a medical device and, if it does, (2) whether it is carved out from active regulation by one of the FDA’s digital health “enforcement discretion” policies. In general, the FDA’s overarching approach is to apply its regulatory oversight in a risk-based manner to only software functions deemed to meet the definition of medical devices (i.e., those intended for the diagnosis of disease or other conditions, or the cure, mitigation, treatment, or prevention of disease) and whose functionality could create patient safety risks in the event of a malfunction.

Risks Related to the Use of Our Technology

Failure to keep pace with advances in technology could cause our solutions to become obsolete, which could harm our business, financial condition and results of operations.

The telemedicine industry is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. The successful implementation of our business model depends on our ability to anticipate and adapt to evolving technologies and industry standards and introduce new solutions accordingly. For example, we deployed our software platform to hospital organizations as a stand-alone software-as-a-service solution independent of its clinical services to enable these providers to optimize and scale its platform across all of our care sites. These new solutions carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our clients. If we cannot anticipate or adapt to rapidly evolving industry standards, technology, and increasingly sophisticated clients and our employees, our existing technology could become undesirable, obsolete, or harm our reputation. Moreover, we may not be successful in developing, using, marketing, selling or maintaining new technologies effectively or adapting our solutions to evolving client requirements or emerging industry standards, and, as a result, our business could be harmed. In addition, we have limited insight into trends that might develop and affect our business, which could lead to errors in our predicting and reacting to relevant business, legal, and regulatory trends and healthcare reform. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future solutions and services becoming uncompetitive or obsolete. If any of these events occur, it could harm our business.

If the systems that we use to provide our services experience security breaches, we may incur significant liabilities, and our reputation and business may be harmed.

Our services involve the storage and transmission of our clients’ proprietary information, sensitive or confidential data, including valuable personal information of patients, clients and others, as well as the PHI of our clients. Because of the sensitivity of the information we store and transmit, the security features of our computer, network and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, We may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or patient data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client or investor confidence in us and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations including HIPAA, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients, which could harm our business.

We rely on telecommunications and internet service providers for providing solutions to our clients, and any interruption or failure in the services provided by these third parties could harm our business.

Our business is highly dependent on telecommunications and internet service providers. Our services are designed to operate 24-hours-a-day, seven-days-a-week, without interruption. However, we may experience interruptions and delays in services and availability from time to time. We may not maintain redundant systems or facilities for some of these services. While we control and have access to our servers, we do not control the operation of internet providers.

Additionally, if our vendors or internet providers are unable to keep up with our growing needs, this could harm our business. Interruptions in our services may reduce our revenue, cause us to issue refunds to clients for prepaid and unused subscriptions, subject us to potential liability or adversely affect client renewal rates.

In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationships with clients. To operate without interruption, we and our service providers must guard against:

●	damage from fire, power loss, natural disasters and other force majeure events outside our control;
●	communications failures;
●	software and hardware errors, failures and crashes;
●	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
●	other potential interruptions.

Moreover, system failures may result in loss of data, including patient data, which is critical to the provision of our services. Any errors, failures, interruptions or delays experienced in connection with our or our third parties’ systems could negatively impact our relationships with clients, adversely affect our brand and expose us to liabilities to third parties, all of which could harm our business.

Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally developed technology and our brand and the costs involved in such enforcement could harm our business.

Our intellectual property includes our internally developed processes, methodologies, algorithms, applications, technology platform, software code, website content, user interfaces, graphics, trade dress, databases and domain names. We rely on a combination of trademark, trade secret and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology and content. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could adversely affect our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases and domain names as critical to our success.

We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. In particular, we do not currently hold a patent or other registered or applied for intellectual property protection for our software platform. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our solutions, technology or proprietary information, or provide us with any competitive advantages, since intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put any related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a client or former client, regardless of its accuracy, may adversely impact our other client relationships or prospective client relationships, harm our brand and business, and could cause the market price of our common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could harm our brand and our business.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, third parties may claim that we are infringing upon our intellectual property rights or that we have misappropriated our intellectual property. As competition in our market grows, the possibility of patent infringement, trademark infringement and other intellectual property claims against us increases. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments or settlement fees, prevent us from offering our solutions or using certain technologies, require us to re-engineer all or a portion of our platforms, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our software platforms may not perform properly due to errors or similar problems, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business.

Our software platforms provide our clients and providers with the ability to, among other things, complete, view and edit medical history; request a consult (either scheduled or on demand); conduct a consult (via video or phone); and initiate an expert medical service. Software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that they may discover additional problems that prevent our software platforms from operating properly. If our solutions do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage tour reputation and impair our ability to attract or maintain clients.

Moreover, complex software, such as ours, often contains defects and errors, some of which may remain undetected for a period of time. Material performance problems, defects or errors in our existing or new software and services may arise in the future and may result from interface of our solution with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. Such errors may be found after the introduction of new software or enhancements to existing software. If we detect any errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. Any defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential clients from purchasing our solutions from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could harm our business.

Risks Related to our Common Stock and Us as Public Company

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion, or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We have no substantial combined operating history, and any failure to successfully integrate the business of VSee Lab and iDoc could adversely affect the results of our operations.

Until June 24, 2024, each of VSee Lab and iDoc operated independently since their inception. There can be no assurance that we will be able to integrate the operations of VSee Lab and iDoc successfully or to institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis and to report the results of operations of the combined entities on a timely basis. In addition, there can be no assurance that the management teams of each of VSee Lab and iDoc will be able to successfully manage the combined entity and effectively implement their operating or growth strategies. The financial results of VSee Lab and iDoc cover periods during which they were not under common control or management and, therefore, may not be indicative of their future financial or operating results. Our success will depend on management’s ability to integrate VSee Lab and iDoc into one organization. Our inability to successfully integrate these companies and to coordinate and integrate certain operational, administrative, financial and information technology systems would have a material adverse effect on our financial condition and results of operations.

In addition, we expect our costs will increase in the foreseeable future and we may incur losses. We also expect to invest significant additional funds towards enhancing our services and platform, growing our business and operating as a public company and as we continue to invest in increasing our hospital and healthcare system client base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses.

Our current management team have no experience managing a public company.

Our current management have no experience managing a publicly-traded company, interacting with public company investors and research analysts, and complying with the increasingly complex laws and requirements pertaining to public companies, including those related to timely public disclosures, financial reporting, internal controls and enterprise risk management. As a result, we may not successfully or efficiently manage our new and additional roles and responsibilities. A public company is subject to significant regulatory oversight, reporting obligations under U.S. securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention of our senior management and could divert our attention away from the day-to-day management of our business. Failure to adequately comply with the requirements of being a public company, including deficiencies in financial reporting or ineffective disclosure controls and procedures and internal control over financial reporting, could cause investors to lose confidence in the our reported financial and other information and materially adversely affect our business, financial condition and results of operation, as well as severely negatively affect our stock price.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes- Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will continue to expend significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

In connection with the audit of our financial statements as of and for the year ended December 31, 2024, our management identified material weaknesses in our internal control over financial reporting related to the lack of sufficient number of personnel within the accounting function to adequately segregate duties, we did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, we did not have a formalized control environment and oversite of controls over financial reporting, and we lack proper accounting for significant or non-recurring transactions.

In connection with the audit of our financial statements as of and for the year ended December 31, 2024, our management determined that the material weakness identified in connection with the 2024 audit had not been fully remediated, which resulted in the late filing of the 2024 Annual Report.

We intend to continue to take steps to enhance our internal controls, including implementing additional internal procedures and utilizing well-established external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements.

If we are unable to remediate the material weaknesses and achieve and maintain effective internal control over financial reporting and effective disclosure controls, our business could be adversely affected. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with this annual report on Form 10-K for the year ended December 31, 2024.

We reached a determination to restate certain of our previously issued consolidated financial statements as a result of the identification of errors in previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note and in Note 2 of our consolidated financial statements, we reached a determination to restate certain of our historical consolidated financial statements and related disclosures for the periods disclosed in that note after identifying accounting errors with the recognition and measurement of accrued expenses. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with, or related to, the restatement and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

If our business’ benefits do not meet the expectations of financial or industry analysts, the market price of our securities may decline.

The market price of our securities may decline if:

●	We do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or
●	The effect of the Business Combination on the financial statements is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of decreasing stock prices.

We are required to meet the continuing listing requirements of the Nasdaq Stock Market. However, we may be unable to maintain the listing of our securities in the future.

If we fail to meet the continued listing requirements and Nasdaq delists our securities, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a limited amount of news and analyst coverage for the Company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern without additional capital-raising activities. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Failure to secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of the public warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a public warrant could be decreased, all without approval of each public warrant affected.

Our public warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as Warrant Agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of common stock, as applicable, purchasable upon exercise of a warrant.

Although we consummated our initial business combination, there is no guarantee that the public warrants will ever be in the money, and they may expire worthless.

The exercise price for the public warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants may expire worthless.

Holders of our convertible promissory notes may sell a large number of shares, resulting in substantial diminution to the value of shares of Common Stock held by our current stockholders.

Pursuant to the terms of the Quantum Note and the Ascent Note (each as defined herein), they may not be converted into shares of Common Stock to the extent that the issuance of shares of Common Stock would cause the respective holders to beneficially own more than 4.99% of our then outstanding shares of Common Stock. However, we do not have the right to control the timing and amount of any sales by the holders of such shares. In addition, these restrictions do not prevent the holders from selling shares of Common Stock received in connection with such note conversions and then receiving additional shares of Common Stock in connection with a subsequent issuance. In this way, the respective holders could sell more than 4.99% of the outstanding shares of Common Stock in a relatively short time frame while never holding more than 4.99% at any one time.

The market price of shares of our Common Stock could decline as a result of substantial sales of our Common Stock, particularly sales by our directors, executive officers and significant stockholders. Further, the registration of the sale of shares of our Common Stock underlying the Quantum Note and the Ascent Note may create a circumstance commonly referred to as an “overhang” whereby a large number of shares of our Common Stock become available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

The existence of an overhang and the anticipation of such sales, whether or not sales have occurred or are occurring, could cause the market price of our Common Stock to fall. It could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our commitments to issue shares of Common Stock or securities that are convertible into shares of Common Stock may cause significant dilution to our stockholders.

The Quantum Notes bear guaranteed interest at a rate of 12.00% per annum and are convertible into shares of our Common Stock at a fixed conversion price of $3.20 per share (after the conversion price reset pursuant to the terms thereof) or 85% of the lowest daily VWAP (as defined in the Quantum Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The Ascent Note bears an interest of 10% per annum and is convertible into shares of our Common Stock of at a conversion price of $2.00 per share. We have agreed not to issue any shares of Common Stock upon conversion of the Ascent Note in excess of stock issuance cap required by the rules of Nasdaq (the “Exchange Cap”) unless we obtain stockholder approval for issuance of shares of Common Stock exceeding such Exchange Cap. In addition, shares of Common Stock are issuable upon exercise of the Ascent Warrants (as defined herein).

The issuance of shares Common Stock upon the conversion of the Quantum Note and the Ascent Note and the exercise of the Ascent Warrants, would dilute the percentage ownership interest of holders of our Common Stock, dilute the book value per share of our Common Stock and increase the number of our publicly traded shares, which could depress the market price of our Common Stock.

Our commitment to issue shares of Common Stock pursuant to the terms of the Quantum Note and the Ascent Note could encourage short sales by third parties, which could contribute to the future decline of our stock price.

Our commitment to issue shares of Common Stock pursuant to the terms of the Quantum Note and the Ascent Note has the potential to cause significant downward pressure on the price of our Common Stock. In such an environment, short sellers may contribute exacerbate any decline of our stock price. If there are significant short sales of our Common Stock, the share price of our Common Stock may decline more than it would in an environment without such activity. This may cause other holders of our Common Stock to sell their shares. If there are many more shares of our Common Stock on the market for sale than the market will absorb, the price of our Common Stock will likely decline.

The holders of the Quantum Note and the Ascent Note may participate in short sales of our Common Stock. It may enter into hedging transactions with broker-dealers, which may in turn engage in short sales of the shares of Common Stock in the course of hedging in positions they assume. The holders may also sell shares of Common Stock short and deliver shares of Common Stock to close out short positions and to return borrowed shares in connection with such short sales. The holders may also loan or pledge shares of Common Stock to broker-dealers that in turn may sell such shares. Such activity could cause a decline in the market price of the shares of our Common Stock.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

The extent we rely on current investors in the Company as sources of funding will depend on a number of factors, including the prevailing market price of our Common Stock and the extent to which we are able to secure working and other capital from other sources. If obtaining sufficient funding from our current investors were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working and other capital needs. In addition to the Quantum Note and the Ascent Note and the other securities purchase transactions discussed hereof, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences may be a material adverse effect on our business, operating results, financial condition and prospects. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Common Stock could be reduced. A financing could involve one or more types of securities including Common Stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our Common Stock. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we are unable to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.

Our Common Stock and public warrants are listed on the Nasdaq Capital Market. Although we have met the minimum initial listing standards set forth in the Nasdaq rules, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, among other requirements, we must maintain a minimum bid price of our common stock (generally, $1.00) minimum amount in stockholders’ equity (generally, $2,500,000), maintain a minimum number of holders of our securities (generally, 300 public holders), and must timely file all required periodic financial reports with the SEC.

As previously disclosed, on April 25, 2025, we received a notice from Nasdaq that we were not in compliance with Nasdaq listing standards as a result of our failure to timely file this Annual Report on Form 10-K. In addition, as previously disclosed, we received further notices from Nasdaq for failure to file Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025. Furthermore, on August 5, 2025, we received a letter from Nasdaq stating our Common Stock and public warrants would be suspended on August 14, 2025, which such suspension was stayed until August 28, 2025 by our filing of an appeal with the Nasdaq Hearings Panel (the “Panel”). A hearing before the Panel will be held on September 9, 2025. If the suspension is not further stayed or delayed, trading in our Common Stock and public warrants will be suspended on Nasdaq.

There can be no assurance that the Panel will grant our request for reconsideration, that any appeal will be successful with the Panel, or that we will be able meet the continued listing requirements if we are permitted to continue trading on Nasdaq. In connection with the delisting notice, Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration on Form 25 with the SEC after applicable appeal periods have lapsed. Even if the Panel approves our appeal and we meet all parameters of any compliance plan afforded by the Panel, there can be no assurance that we will be able to timely file required reports or meet other continued listing requirements in the future. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, Nasdaq analyzes all relevant facts including any past history of late filings, and thus the late filing of our Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025 could be used as a factor by Nasdaq in any future decision to delist our securities from trading on its exchange.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, our Board of Directors will oversee any cybersecurity risk management framework and a dedicated committee of our Board of Directors or an officer appointed by our Board of Directors will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

Item 2.Properties

Our principal executive offices are located at 980 N Federal Hwy #304, Boca Raton, FL 33432, and our telephone number is (561) 672-7068. Our website can be found at https://vseehealth.com/.

Furthermore, iDoc has physical operations in Boston, Massachusetts and Houston, Texas. Such office locations for personnel are contracted via short-term leases.

Item 3.Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. Except as described below, no current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Currently, there is no litigation pending against our company that could materially affect our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market and Dividends

Our Common Stock and public warrants are currently listed on the Nasdaq Capital Market under the symbol “VSEE” and “VSEEW”, respectively. On August 25, 2025, the closing sale price of our Class A Common Stock was $0.83 per share.

As of August 25, 2025, there were approximately 80 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of Common Stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Our Board of Directors has not adopted a formal dividend policy for a recurring fixed dividend payment to shareholders. We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends in the future will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Information about our equity compensation plans in Item 11 of Part III of this report is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no unregistered securities sold by the registrant in the period covered by this report that were not previously included in a quarterly report on Form 10-Q or current report on Form 8-K filed by the Company with the SEC.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial performance of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the year ended December 31, 2024 and 2023, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been impacted by the restatement described in the Explanatory Note to this Annual Report and in Note 2 to our consolidated financial statements entitled “Restatement of Previously Issued Financial Statements.” Certain of the financial and other information provided in this“Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to such restatement adjustments.

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

Implications of Being an Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires we make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, balance sheet, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this report. Our critical accounting policies and estimates are described below.

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

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as control of the promised goods or service is transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, subscription services and institutional services provided to our clients.

Subscription Service Contracts and Performance Obligation

Subscriptions Services

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to the Company’s platform. The Company commences revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. The Company’s obligation for its integrated subscriptions is to stand ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress toward satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

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

Professional Services and Technical Engineering Fees and Performance Obligation

Performance obligations under contracts for professional services may include maintenance, hardware, clinician fees, and technical engineering services. These services are generally distinct in the context of the contract and are accounted for as separate performance obligations.

For technical engineering services, performance obligations are typically satisfied over time based on the specified quantity of professional service hours provided to the customer. For maintenance, hardware, and clinician fees, revenue is recognized either over time or at a point in time or when control transfers to the customer. Maintenance and clinician fees are generally recognized over time as services are rendered, while hardware revenue is recognized at a point in time when control transfers to the customer.

The Company evaluates the nature of each professional services arrangement to determine the appropriate timing of revenue recognition, ensuring that revenue is recognized in a manner that faithfully depicts the transfer of goods or services to the customer.

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

Revenue from third-party payors is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and expected credit losses. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, from estimated amounts and such difference could be material.

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

Telehealth Fees Service Contracts and Performance Obligation

Contract for Telemedicine Care Services

Performance obligations in the contract for telemedicine care are based on services provided via the use of hardware and software integration that includes multi-participant video conferencing, and electronic communication for 24 hours per day, seven days per week for the duration of the contract. The Company provides administrative support for the tele-physician services and coordinates the services of its clinicians’ network through administrative support, hardware support, and software support and provider coverage availability. The Company provides coverage availability of its physician services ranging from 12 to 24 hours per day. Performance obligations in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from patient services and institutional services obligations. Performance obligations are met when the Company provides administrative, business, and medical records and reports related to their professional services rendered pursuant to the agreement in such format and upon such interval as hospitals may require. Revenue from telemedicine care services is included in telehealth fees in the consolidated financial statements.

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

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual tele-physician hours services. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to the Company when contracting for Company training, hardware and software installation and integration, which includes a onetime setup of software security, API interfaces, and compatibility between hospital existing equipment and hardware and software. The Company recognizes revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which the Company’s clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and the Company records start-up fees as revenue when the start-up service is completed over time, using the input method to measure progress each financial period.

Institutional Fees Service Contracts and Performance Obligation

Contract for Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations in the contract for EEG professional interpretation services are based on the number of professional services EEG interpretation the Company provides. The performance obligation in the contract for these services transferred to the customer is distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To facilitate the delivery of the EEG professional interpretation services, the Company’s physicians use EEG telemedicine equipment provided by the Company. The performance obligation is satisfied based on the number of EEG professional interpretations performed by the Company’s physicians. The number of professional interpretations is traced monthly by both parties and used to determine the revenue earned based on established contractual rates and is included in institutional fees in the consolidated financial statements.

Under most of the Company’s contracts, including contracts with its two top customers, the customer pays fixed monthly fees for telemedicine consultation services, EEG professional interpretation services, platform software services, and hardware fees. The fixed monthly fee provides for a predetermined number of daily, monthly, or annual physician hours of coverage and agreed-upon rates for interpretation and software services. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment and the Company’s virtual healthcare platform, which is provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services.

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

See Note 16 Fair Value Measurements of the financial statements for additional information on assets and liabilities measured at fair value.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024.

Impairment of Long-lived and Intangible Assets Other than Goodwill

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets, including fixed assets, right-of-use assets and intangible assets, for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

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

Financial Statement Components

Years ended December 31, 2024 and 2023 Results of Operations

The following table presents VSee Health’s results of operations for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023	Change	%
Revenue	$10,421,352	$5,765,889	$4,655,463	81%
Cost of revenues	3,243,772	1,933,195	1,310,577	68%
Gross margin	7,177,580	3,832,694	3,344,886	87%
Operating expenses	69,328,425	5,706,283	63,622,142	1,115%
Other income (expense), net	2,805,929	(13,375)	2,819,304	(21,079)%
Net loss before taxes	(59,344,916)	(1,886,964)	(57,457,952)	3,045%
Income tax benefit (provision)	1,642,901	(1,838,490)	3,481,391	(189)%
Net loss	$(57,702,015)	$(3,725,454)	$(53,976,561)	(1,449)%

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

Revenue was $10,421,352 for the year ended December 31, 2024, compared to $5,765,889 for the year ended December 31, 2023, an increase of $4,655,463, or 81%. The increase was driven by $2,217,733, or 49% of revenue from the acquisition of iDoc during the 2nd quarter, primarily from $1,207,343 and $1,003,510 of patient and telehealth fees, respectively. The increase was also driven by higher technical and engineering fees, and professional and other fees. Technical and engineering fees increased by $1,322,218, or 201%, due to a higher volume of engineering, customizations, and integration services provided to a recently signed significant client and existing customers. Professional and other fees increased by $1,045,193, or 98% due to higher project management services on new and existing projects, higher patient visits and higher hardware purchases from new customers. Subscription revenue also increased modestly by $70,319, or 2%, due to the higher subscription levels in 4th quarter offsetting the September year to date trend.

Cost of Revenues

VSee Lab’s cost of revenues consists primarily of expenses related to cloud hosting, personnel-related expenses for VSee’s customer success team, costs for third-party software services and contractors, and other services. iDoc’s cost of revenues is primarily comprised of personnel-related expenses for our employee and consulting physicians and other medical providers, and the costs for third-party software services and hardware used in connection with delivery of high acuity patient care solution when providing elite physician services in the intensive care units of our major hospital systems and other customers.

Cost of revenues for year ended December 31, 2024, increased $1,310,577, or 68%, over the same period last year. The increase was primarily driven by the acquisition of iDoc at the close of business on June 24, 2024, driving an increase of $933,055, or 75%, of total cost of revenues, primarily from compensation expenses, and higher cost for VSee Lab. VSee Lab’s cost increase was primarily driven by higher hardware and shipping costs of $327,513, or a 459% increase compared to the same period last year, from increased hardware sales and $200,539, or a 26% increase compared to the same period last year, of higher compensation costs from higher resources reallocation to support a new client in the second half of the year, and slightly offset by cost savings from headcount reduction during the first half of the year. The increase was slightly offset by lower hosting costs of $128,490, or a 16% decrease compared to the same period last year, from using a lower-

cost provider and implementing scheduled server scaling, reducing service costs and a $91,661, or a 33% decrease compared to the same period last year, reduction in software costs from lower client utilization.

Operating Expenses

VSee Lab’s operating expenses include all operating costs not included in the cost of revenues. These costs consist of general and administrative expenses composed primarily of all payroll and payroll-related expenses, professional fees, and other costs related to the administration of its business. iDoc’s operating expenses include all operating costs not included in cost of revenues. These costs consist of compensation, general and administrative expenses composed primarily of all payroll and payroll- related expenses, professional fees, insurance, software costs, occupancy expenses related to iDoc’s operations, including utilities, depreciation and amortization, and other costs related to the administration of its business.

Operating expenses for the year ended December 31, 2024, increased by $63,622,142 or 1,115%, over the same period last year. The increase was driven by goodwill impairment charges of $56,675,210, higher general and administrative expenses of $5,351,505, or a 445% increase compared to the same period last year, resulting from $759,782 of higher bad debt expenses primarily from the acquisition of iDoc, $2,140,736, or 355% increase in professional fees primarily from the recapitalization and acquisition of DHAC and iDoc, amortization expense of $1,105,000 from the acquisition of iDoc and $688,811, or 122% increase in other general and administrative expenses primarily from the business combination driving increases in lease and rental charges of $123,839, depreciation expense of $217,790 and insurance expense of $130,901. The increase in operating expenses was also driven by $705,997, or 813% of higher transaction expenses from the recapitalization and acquisition of DHAC and iDoc, respectively, primarily for professional and advisory services fees and $889,430 of higher compensation-related expenses primarily from the acquisition of iDoc.

Other Income (Expense), net

Other income during the year ended December 31, 2024, increased $2,819,304, or 21,079% compared to the same period last year. The increase was primarily driven by the gain on change in fair value of on the debt and derivative financial instruments of $6,176,097, offset by the $2,513,234 initial fair value loss on the Quantum Note, loss on extinguishment of $645,979 related to note conversions and shares issued to vendors, $107,862 gain on forgiveness of debt in the prior year, and $90,200 change in the far value on embedded derivative.

Net Loss

Net loss for the year ended December 31, 2024, compared to the year ended December 31, 2023, increased by $53,976,561 or 1,449%. The increase in the Company’s net loss was primarily driven by goodwill impairment charges of $56,675,210, $2,513,234 initial fair value loss on the Quantum Note and loss on extinguishment of $645,979, offset by gain on change in fair value of the debt and derivative financial instruments of $6,176,097.

Going Concern, Liquidity and Capital Resources

The Company has incurred multiple years of losses resulting in an accumulated deficit of $67,703,873 as of December 31, 2024 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $5,789,542 for the year ended December 31, 2024. For the year ended December 31, 2024, the Company had a loss from operations of $62,150,845. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2024, the Company had cash of $326,115 and working capital deficit of $15,989,353. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Net cash used in operating activities	$(5,789,542)	$(632,595)
Net cash used in investing activities	(26,144)	(4,335)
Net cash provided by financing activities	6,023,067	525,000
Change in cash	$207,381	$(111,930)

VSee Health’s principal sources of liquidity are cash totaling $326,115 and $118,734 as of December 31, 2024 and 2023, respectively.

VSee Health’s future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $5,789,542 for the year ended December 31, 2024. The change in operating activities presents changes for VSee Lab for the year ended December 31, 2024, and changes for iDoc and DHAC from the Business Combination date of June 24, 2024, to the end of the year, December 31, 2024. Cash used in operating activities consists of a net loss of $57,702,015, adjusted for non-cash items of $(55,119,167), driven primarily by goodwill impairment charges of $56,675,210, loss on initial fair value loss on the Quantum Note of $2,513,234, and $645,979 loss on extinguishment of debt, offset by $6,176,097 in fair value changes, and a $3,206,694 decrease in net changes in operating assets and liabilities. The decrease in net changes in operating assets was primarily driven by the increase in prepaids and other current assets from prepaid income taxes.

Cash used in operating activities was $632,595 for the year ended December 31, 2023. This consisted of a net loss of $3,725,454, adjusted for non-cash items of $(1,781,632), and an increase in net changes in operating assets and liabilities of $1,311,227. The net changes in operating assets and liabilities were primarily driven by increases in accounts payable and accrued liabilities and due to related party, partially offset by the increase in accounts receivable and the decrease in deferred revenue.

Cash Used in Investing Activities

Cash used for investing activities for the year ended December 31, 2024, was $26,144, driven primarily by $55,267 for the purchase fixed assets and was slightly offset by $29,123 of cash acquired from the acquisition of iDoc. Cash used for investing activities for the year ended December 31, 2023 was $4,335 and was used to purchase fixed assets.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024, was $6,023,067, primarily consisting of $2,700,000 proceeds from the Quantum Note, $2,000,000 proceeds from the December 2024 Convertible Note, $1,323,362 from the recapitalization with DHAC, and offset by $335,750, $180,397, $47,800, $38,200 and $52,680 for repayment on the Extension Note, factoring payable, advances from a related party, note payable, and Additional Bridge Financing, respectively.

Cash provided by financing activities for the year ended December 31, 2023, was $525,000 and consisted of $200,000, $190,000, and $135,000 proceeds from note payable, related party loan payable, and share repurchase liability, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be considered material to investors.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VSee Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of VSee Health, Inc. (formerly known as Digital Health Acquisition Corp.) (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2024 and continuing net losses and negative cash flows from operations and expects to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter- Restatement of Unaudited Condensed Consolidated Interim Financial Statements

As discussed in Note 2 to the consolidated financial statements, the unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2024, as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024 have been restated to correct certain misstatements.

/s/WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

San Francisco, California

August 28, 2025

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VSee Lab, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VSee Lab, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has incurred net losses since inception and continues to have negative operating cash flows. These factors, and the need for additional financing in order for the Company to meet its business plans raise substantial doubt about the Company’s ability to continue as a going concern.  Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2024.

Tampa, Florida

August 18, 2025

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
		(Restated)
ASSETS
Current assets
Cash	$326,115	$118,734
Accounts receivable, net of allowance for credit losses of $2,393,033 and $32,457 as of December 31, 2024 and 2023, respectively	1,716,370	603,480
Due from related party	531,656	—
Prepaids and other current assets	446,826	79,920
Total current assets	3,020,967	802,134

Right-of-use assets, net	379,585	—
Intangible assets, net	10,995,000	—
Goodwill	4,916,694	—
Fixed assets, net	680,242	3,657
Total assets	$19,992,488	$805,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$9,343,659	$2,586,281
Deferred revenue	417,815	902,524
Due to related party	51,900	338,506
Operating lease liabilities	72,836	—
Financing lease liabilities	328,833	—
Factoring payable	179,007	—
Encompass Purchase liability	263,918	—
Equity Line of Credit	80,000	—
Exchange Note, at fair value	1,499,000	—
Quantum Convertible Note, related party, at fair value	3,248,000	—
September 2024 Convertible Note, at fair value	2,094,000	—
Loan payable, related party, net of discount	471,651	323,000
Line of credit	456,097	—
Notes payable, net of discount	433,983	220,000
Common stock issuance obligation	69,621	—
Due on share purchase	—	135,000
Contingent liability	—	600,000
Total current liabilities	19,010,320	5,105,311

Notes payable, less current portion, net of discount	593,941	—
Operating lease liabilities, less current portion	269,338	—
Deferred revenue, net of current portion	69,999	—
Deferred tax liability	67,378	—
Total liabilities	20,010,976	5,105,311

Commitments, Contingencies, and Concentration Risk (Note 11)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,158 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	—
Common stock, $0.0001 par value; 100,000,000 shares authorized 16,297,190 and 4,639,643 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,630	464
Additional paid-in capital	67,683,754	6,027,153
Accumulated deficit	(67,703,873)	(10,001,858)
Non-controlling interest	—	(325,279)
Total stockholders’ equity (deficit)	(18,488)	(4,299,520)
Total liabilities and stockholders’ equity (deficit)	$19,992,488	$805,791

The accompanying notes are an integral part of these consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
		(Restated)
Revenues
Subscription fees	$4,115,126	$4,044,807
Professional services and other fees	2,108,307	1,063,114
Technical engineering fees	1,980,186	657,968
Patient fees	1,207,343	—
Telehealth fees	1,003,510	—
Institutional fees	6,880	—
Total revenues	10,421,352	5,765,889
Cost of revenues	3,243,772	1,933,195
Gross margin	7,177,580	3,832,694

Operating expenses
Compensation and related benefits	5,306,458	4,417,028
General and administrative expenses	6,553,961	1,202,456
Goodwill impairment charges	56,675,210	—
Transaction expenses	792,796	86,799
Total operating expenses	69,328,425	5,706,283

Net operating loss	(62,150,845)	(1,873,589)

Other income (expense)
Interest expense	(211,459)	(191,323)
Other income (expense), net	504	(20,114)
Change in fair value of financial instruments	6,176,097	—
Loss on issuance of financial instruments	(2,513,234)	—
Loss on extinguishment of debt	(645,979)	—
Change in fair value on embedded derivative	—	90,200
Gain on forgiveness of debt	—	107,862
Total other income (expense), net	2,805,929	(13,375)

Loss before benefit from (provision for) income taxes	(59,344,916)	(1,886,964)

Benefit from (provision for) income taxes	1,642,901	(1,838,490)

Net loss	(57,702,015)	(3,725,454)
Net profit attributable to non-controlling interest	—	37,476
Net loss attributable to stockholders	$(57,702,015)	$(3,762,930)

Basic and diluted loss per common share	$(5.65)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	10,213,036	9,998,446

The accompanying notes are an integral part of these consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

										Total
	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, December 31, 2022 (restated)	371,715	$37	1,228,492	$123	9,998,446	$1,000	$6,026,457	$(6,238,928)	$(362,755)	$(574,066)
Retroactive application of recapitalization	(371,715)	(37)	(1,228,492)	(123)	(5,358,803)	(536)	696	—	—	—
Balance, December 31, 2022, adjusted (restated)	—	—	—	—	4,639,643	464	6,027,153	(6,238,928)	(362,755)	(574,066)
Net loss (restated)	—	—	—	—	—	—	—	(3,762,930)	—	(3,762,930)
Non-controlling interest	—	—	—	—	—	—	—	—	37,476	37,476
Balance, December 31, 2023 (restated)	—	$—	—	$—	4,639,643	$464	$6,027,153	$(10,001,858)	$(325,279)	$(4,299,520)
Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	—	—	—	—	354,441	36	(325,315)	—	325,279	—
Escrow shares released from stock payable	—	—	—	—	239,424	24	127,686	—	—	127,710
Shares issued as conversion of debt of VSee debt holders	—	—	—	—	12,846	1	155,564	—	—	155,565
Reverse recapitalization	—	—	—	—	3,603,966	360	(17,957,293)	—	—	(17,956,933)
Shares issued as consideration to iDoc shareholders	—	—	—	—	4,950,000	495	67,450,680	—	—	67,451,175
Shares issued as conversion of iDoc debt as part of the consideration in the acquisition	—	—	—	—	592,500	59	1,184,941	—	—	1,185,000
Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	300	—	—	—	—	—	300,000	—	—	300,000
Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	—	—	—	—	300,000	30	599,970	—	—	600,000
Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	220	—	—	—	—	—	220,000	—	—	220,000
Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	1,268	—	—	—	—	—	1,268,000	—	—	1,268,000
Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	4,370	1	—	—	—	—	4,369,999	—	—	4,370,000
Shares issued to settled iDoc debt holders	—	—	—	—	114,000	12	227,988	—	—	228,000
Shares issued upon conversions of Additional Bridge Notes	—	—	—	—	60,764	6	159,875	—	—	159,881
Shares issued as part of stock grants to vendors	—	—	—	—	227,500	23	625,727	—	—	625,750
Shares issued upon conversion of portion of Exchange Note	—	—	—	—	469,606	47	1,177,436	—	—	1,177,483
Shares issued upon conversion of ELOC Commitment Fee Note	—	—	—	—	50,000	5	79,495	—	—	79,500
Shares issued upon conversion of Working Capital Funds Advances	—	—	—	—	202,500	20	404,980	—	—	405,000
Warrants and commitment shares issued in connection with the September 2024 Note	—	—	—	—	100,000	10	(10)	—	—	—
Shares issued under ELOC	—	—	—	—	380,000	38	759,962	—	—	760,000
Stock-based compensation	—	—	—	—	—	—	826,916	—	—	826,916
Net loss	—	—	—	—	—	—	—	(57,702,015)	—	(57,702,015)
Balance, December 31, 2024	6,158	$1	—	$—	16,297,190	$1,630	$67,683,754	$(67,703,873)	$—	$(18,488)

The accompanying notes are an integral part of these consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,702,015)	$(3,725,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	56,675,210	—
Allowance for expected credit losses	759,782	32,457
Depreciation and amortization	1,323,467	678
Stock-based compensation	896,537	—
Amortization of right-of-use assets	55,459	—
Deferred income taxes	(1,679,404)	1,852,826
Change in fair value of financial instruments	(6,176,097)	(90,200)
Loss on issuance of financial instruments	2,513,234	—
Shares issued as part of stock grants to vendors	98,000	—
Loss on extinguishment of debt	645,979	—
Gain on forgiveness of debt	—	(107,862)
Amortization of discount on note payable	7,000	93,733
Changes in operating assets and liabilities:
Accounts receivable	(1,094,190)	(246,484)
Due from related party	254,378	—
Prepaids and other current assets	(202,245)	59,741
Accounts payable and accrued liabilities	(1,446,302)	1,409,823
Deferred revenue	(414,710)	(104,037)
Due to related party	(210,755)	192,184
Operating lease liabilities	(92,870)	—
Net cash used in operating activities	(5,789,542)	(632,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Business Combination – iDoc	29,123	—
Purchases of fixed assets	(55,267)	(4,335)
Net cash used in investing activities	(26,144)	(4,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Quantum Convertible Note, related party	2,700,000	—
Proceeds from September 2024 Convertible Note	2,000,000	—
Proceeds from reverse recapitalization with DHAC	1,323,362	—
Proceeds from ELOC	760,000	—
Payments on Extension Note	(335,750)	—
Payments on factoring payable	(180,397)	—
Payments on Exchange Note	(61,429)	—
Payments on Additional Bridge Financing	(52,680)	—
Payments on September 2024 Convertible Note	(38,889)	—
Payments on advances from related party	(47,800)	—
Payments on note payable	(38,200)	—
Payments on due on acquisition purchase	(5,150)	—
Proceeds from loan payable, related party	—	190,000
Proceeds from note payable	—	200,000
Proceeds from share repurchase liability	—	135,000
Net cash provided by financing activities	6,023,067	525,000

NET CHANGE IN CASH	207,381	(111,930)
Cash, Beginning of Year	118,734	230,664
CASH, END OF YEAR	$326,115	$118,734

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$111,331	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	$325,279	$—
Escrow shares released from stock payable	$127,710	$—
Shares issued as conversion of debt of VSee debt holders	$155,565	$—

Net liabilities acquired in reverse merger	$19,359,122	$—
Finance lease payable reclassed from financing activities to accounts payable	$407,791	$—
Shares issued to iDoc shareholders and upon conversion of iDoc debt as part of the acquisition	$68,907,052	$—
Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	$300,000	$—
Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	$600,000	$—
Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	$220,000	$—
Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	$1,268,000	$—
Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	$4,370,000	$—
Shares issued to settled iDoc debt holders	$228,000	$—
Shares issued as principal payment of Additional Bridge Notes	$159,881	$—
Shares issued as part of stock grants to vendors	$625,750	$—
Shares issued as principal payment of Exchange Note	$1,177,483	$—
Shares issued upon conversion of ELOC Commitment Fee Note	$79,500	$—
Shares issued upon conversion of Working Capital Funds Advances	$405,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Furthermore, with the Closing of the Business Combination, (1) pursuant to certain securities purchase agreements entered into on November 21, 2023 (the “Loan Conversion SPAs”) by and among DHAC, VSee Lab and/or iDoc with certain lenders of each of DHAC, VSee Lab and iDoc, certain indebtedness of each of DHAC, VSee Lab and iDoc was converted into shares of Series A Preferred Stock of VSee Health, par value $0.0001 per share (the “Series A Preferred Stock”) upon Closing and the Company issued 1,788 Series A Preferred Stock to such lenders; (2) pursuant to certain securities purchase agreements entered into on November 21, 2023 and as further amended and restated on February 13, 2024 (the “A&R Loan Conversion SPAs”), by and among DHAC, VSee Lab and/or iDoc and certain lenders, following assumption and conversion of the underlying loans, the Company issued 892,500 shares of Common Stock to such lenders after the Closing; and (3) in connection with services performed by A.G.P./Alliance Global Partners (“A.G.P.”) during DHAC’s initial public offering and pursuant to a securities purchase agreement entered into on November 3, 2022 and as further amended on November 21, 2023 (the “A.G.P. Securities Purchase Agreement”), the Company issued 4,370 shares of Series A Preferred Stock to A.G.P. upon Closing.

In addition, pursuant to the exchange agreement (the “Exchange Agreement”) entered by and among DHAC, VSee Lab and iDoc on November 21, 2023, the Company consummated the exchange of a senior convertible promissory note with an aggregate principal value of $2,523,744 (the “Exchange Note”) and issued the Exchange Note with an institutional and accredited investor (the “Bridge Investor”) on the Closing Date. The Exchange Note is guaranteed by each of the Company, VSee Lab and iDoc and is fully secured by collateral of the Company and its subsidiaries including, without limitation, the intellectual property, trademark, and patent rights. Moreover, in connection with the Closing and pursuant to the convertible note purchase agreement (the “Quantum Purchase Agreement”) entered by and between DHAC and an institutional and accredited investor (the “Quantum Investor”) on November 21, 2023, the Company, on June 25, 2024, issued and sold to the Quantum Investor a 7% original issue discount convertible promissory note (the “Quantum Convertible Note”) in the aggregate principal amount of $3,000,000.

The total number of shares of the Company’s Common Stock outstanding immediately following the Closing was approximately 14,692,820 comprising (i) 3,432,000 DHAC founders shares; (ii) 57,000 shares of Common Stock issued to DHAC stockholders, (iii) 5,246,354 shares of Common Stock issued to VSee Lab stockholders (a portion of which are subject to escrow); (iv) 4,950,000 shares of Common Stock issued to iDoc stockholders (a portion of which are subject to escrow); (v) 892,500 shares of Common Stock issued to certain lenders pursuant to the A&R Loan Conversion SPAs which were converted following the Closing; and (vi) 114,966 shares of Common Stock issued to the Company’s public stockholders, who are formerly DHAC stockholders.

Apart from the above, on November 21, 2023, DHAC entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of VSee Health’s Common Stock, from time to time over a 36-month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the Closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The arrangement is hereby referred to as the “ELOC.” In connection with the Bridge Investor’s commitment to enter into the ELOC transaction, pursuant to the ELOC Purchase Agreement, on July 2, 2024, the Company issued and sold to the Bridge Investor a senior unsecured convertible note in a principal amount of $500,000 that is payable only in shares of the Company Common Stock at an initial price of $10 per share (the “ELOC Commitment Fee Note”). On September 30, 2024, the Company and the Bridge Investor mutually agreed to extend the maturity date of the ELOC Commitment Fee Note from September 23, 2024 to December 31, 2024. On December 13, 2024, the Company issued 50,000 shares to Dominion Capital to settle the ELOC Commitment Fee Note upon conversion.

Notwithstanding the legal form of the business combination pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization with VSee Lab as the accounting acquirer and DHAC and iDoc as the accounting acquirees. Accordingly for accounting purposes, the Business Combination is the equivalent of VSee Lab issuing stock for the net assets of DHAC, accompanied by a recapitalization. The net assets of DHAC were combined with those of VSee Lab at historical cost as of the Closing Date, with no goodwill or other intangible assets recorded. For accounting purposes, VSee Lab is treated as the acquirer, which is the entity that has obtained control of another entity and, thus, consummated a business combination. The historical comparative financial information prior to June 24, 2024 as presented in this annual report is that of VSee Lab as VSee Lab is the predecessor of the Company and the accounting acquirer. As such, for accounting purposes, the “Company” as used in this annual report means “VSee Lab” when referring to financial numbers prior to June 24, 2024 and “VSee Health” when referring to financial numbers after June 24, 2024.

As VSee Lab is determined to be the accounting acquirer in the Business Combination, the acquisition of iDoc was treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and was accounted for using the acquisition method of accounting. The consideration transferred to acquire iDoc was allocated to the assets acquired and liabilities assumed based on the estimated acquisition-date fair values. The excess of consideration transferred to effect the acquisition over the fair values of assets acquired and liabilities assumed was recorded as goodwill. Refer to Note 4 Business Combination for further details.

Going Concern

Management has determined that principal conditions including the Company’s liquidity condition and historical operating losses incurred raise substantial doubt about the Company’s ability to continue as a going concern for a period of time of least one year after the date that the accompanying consolidated financial statements are issued.

The Company has incurred multiple years of losses resulting in an accumulated deficit of $67,703,873 as of December 31, 2024 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $5,789,542 for the year ended December 31, 2024. For the year ended December 31, 2024, the Company had a loss from operations of $62,150,845. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Management plans to mitigate the substantial doubt raised by the above conditions and concerns via a series of measures, which include:

●	Revenue Enhancement Strategies: The Company and including the acquisition of iDoc on June 24, 2024 (see further Note 4 Business Combination) has won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline. During the third quarter, service commenced to a client in the new market, driving positive future revenue growth.
●	Equity/ ELOC Financing: The Company has an Equity Purchase Agreement (as defined below) dated November 21, 2023 whereby the Company may receive up to $50,000,000 in aggregate gross proceeds from sales of our Common Stock to the ELOC investor that the Company may, in its discretion, elect to make, from time to time pursuant to the terms and period of the Equity Purchase Agreement. The Investor shall have the right but not the obligation to purchase shares at the floor price of $2.00 per share (amended to $1.25 per share on March 20, 2025) if the VWAP on the date when a purchase notice under the Equity Purchase Agreement is less than the floor price.

There is no assurance that the measures taken by the Company to alleviate such concerns will be successful or successful within one year after the date the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2	Restatement of Previously Issued Financial Statements

Restatement of VSee Lab, Inc. Condensed Consolidated Financial Statements as of March 31, 2023

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of accrued expenses in the condensed consolidated balance sheet of VSee Lab as of March 31, 2023 and the proper cutoff of revenue transactions in the condensed consolidated statement of operations for the three months ended March 31, 2023. The Company determined that the previously issued condensed consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone condensed consolidated financial statements include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers. As a result of correcting this error, the Company recorded an accrual of $581,993 in the condensed consolidated balance sheet as of March 31, 2023. Of this amount, $522,033 related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of March 31, 2023. The remaining $59,960 of this amount was reflected as an adjustment to operating expense in the condensed consolidated statement of operations for the three months ended March 31, 2023.

●	The incorrect cutoff of a revenue transaction with a customer as of March 31, 2023. As a result of correcting this error, the Company recorded an increase in deferred revenue of $62,500 in the condensed consolidated balance sheet as of March 31, 2023. In relation to this transaction, $50,000 of the revenue adjustment related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of March 31, 2023. The remaining $18,750 of revenue recognized related to this transaction was initially recognized during the three months ended March 31, 2023 and as such has been reflected as a reduction in revenue in the restated condensed consolidated statement of operations for the three months ended March 31, 2023.

As a result of recording the effect of the restatement adjustments described above, the Company’s opening accumulated deficit balance as of January 1, 2023 and reflected in the condensed consolidated financial statements as of March 31, 2023 was increased from $5,666,895 to $6,238,928.

The following tables summarize the effect of the restatement on each financial statement line item in the VSee Lab condensed consolidated financial statements for the three months ended March 31, 2023. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Consolidated Balance Sheet of VSee Lab, Inc. as of March 31, 2023	As Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$ 1,129,638	$ 581,993	$ 1,711,631
Deferred revenue	827,143	62,500	889,643
Total current liabilities	3,278,609	644,493	3,923,102
Total liabilities	3,278,609	644,493	3,923,102
Accumulated deficit	(6,118,147)	(644,493)	(6,762,640)
Total stockholders' deficit	($458,052)	($644,493)	($1,102,545)

Consolidated Statement of Operations of VSee Lab, Inc. for the three months ended March 31, 2023	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 175,687	($ 18,750)	$ 156,937
Total revenue	1,596,268	(18,750)	1,577,518
Gross margin	1,020,946	(18,750)	1,002,196
General and administrative expenses	281,253	59,960	341,213
Total operating expenses	1,658,091	59,960	1,718,051
Net operating loss	(637,145)	(78,710)	(715,855)
Loss before income taxes	(638,862)	(78,710)	(717,572)
Net loss	(456,019)	(78,710)	(534,729)
Net loss attributable to shareholders	(451,252)	(78,710)	(529,962)
Basic and diluted net loss per share	($ 0.05)	$ -	($ 0.05)

Consolidated Statement of Cash Flows for VSee Lab, Inc. for the three months ended March 31, 2023	As Reported	Adjustment	As Restated
Net loss	($ 456,019)	($ 78,710)	($ 534,729)
Accounts payable and accrued expenses	(4,896)	59,960	55,064
Deferred revenue	$ 569,003	$ 18,750	$ 587,753

Restatement of VSee Lab, Inc. Condensed Consolidated Financial Statements as of June 30, 2023

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of accrued expenses in the condensed consolidated balance sheet of VSee Lab as of June 30, 2023 and the proper cutoff of revenue transactions in the condensed consolidated statement of operations for the three and six months ended June 30, 2023. The Company determined that the previously issued condensed consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone condensed consolidated financial statements include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers. As a result of correcting this error, the Company recorded an accrual of $641,953 in the condensed consolidated balance sheet as of June 30, 2023. Of this amount, $522,033 related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of June 30, 2023. The remaining amount was reflected as an adjustment to operating expense of $59,960 and $119,920 in the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively.

●	The incorrect cutoff of a revenue transaction with a customer as of June 30, 2023. As a result of correcting this error, the Company recorded an increase in deferred revenue of $87,500 in the condensed consolidated balance sheet as of June 30, 2023. In relation to this transaction, $50,000 of the revenue adjustment related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of June 30, 2023. Additionally, $18,750 and $37,500 of revenue recognized related to this transaction was initially recognized during the three and six months ended June 30, 2023, respectively, and as such has been reflected as a reduction in revenue in the restated condensed consolidated statement of operations for the three and six months ended June 30, 2023.

The following tables summarize the effect of the restatement on each financial statement line item in the VSee Lab condensed consolidated financial statements for the three and six months ended June 30, 2023. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Consolidated Statement of Operations of VSee Lab, Inc. for the three months ended June 30, 2023	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 48,650	($ 18,750)	$ 29,900
Total revenue	1,290,223	(18,750)	1,271,473
Gross margin	815,936	(18,750)	797,186
General and administrative expenses	326,386	59,960	386,346
Total operating expenses	1,427,063	59,960	1,487,023
Net operating loss	(611,127)	(78,710)	(689,837)
Loss before income taxes	(602,976)	(78,710)	(681,686)
Net loss	(428,581)	(78,710)	(507,291)
Net loss attributable to shareholders	(424,610)	(78,710)	(503,320)
Basic and diluted net loss per share	($ 0.09)	($ 0.02)	($ 0.11)

Consolidated Statement of Operations of VSee Lab, Inc. for the six months ended June 30, 2023	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 224,337	($ 37,500)	$ 186,837
Total revenue	2,886,491	(37,500)	2,848,991
Gross margin	1,836,882	(37,500)	1,799,382
General and administrative expenses	607,639	119,920	727,559
Total operating expenses	3,085,154	119,920	3,205,074

Net operating loss	(1,248,272)	(157,420)	(1,405,692)
Loss before income taxes	(1,241,838)	(157,420)	(1,399,258)
Net loss	(884,600)	(157,420)	(1,042,020)
Net loss attributable to shareholders	(875,862)	(157,420)	(1,033,282)
Basic and diluted net loss per share	($ 0.19)	($ 0.03)	($ 0.22)

Consolidated Statement of Cash Flows for VSee Lab, Inc. for the six months ended June 30, 2023	As Reported	Adjustment	As Restated
Net loss	($ 884,600)	($ 157,420)	($ 1,042,020)
Accounts payable and accrued expenses	931,711	119,920	1,051,631
Deferred revenue	($ 223,631)	$ 37,500	($ 186,131)

Restatement of VSee Lab, Inc. Condensed Consolidated Financial Statements as of September 30, 2023

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of accrued expenses in the condensed consolidated balance sheet of VSee Lab as of September 30, 2023 and the proper cutoff of revenue transactions in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. The Company determined that the previously issued condensed consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone condensed consolidated financial statements include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers. As a result of correcting this error, the Company recorded an accrual of $701,913 in the condensed consolidated balance sheet as of September 30, 2023. Of this amount, $522,033 related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of September 30, 2023. The remaining amount was reflected as an adjustment to operating expense of $59,960 and $179,880 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively.

●	The incorrect cutoff of a revenue transaction with a customer as of September 30, 2023. As a result of correcting this error, the Company recorded an increase in deferred revenue of $106,250 in the condensed consolidated balance sheet as of September 30, 2023. In relation to this transaction, $50,000 of the revenue adjustment related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of September 30, 2023. Additionally, $18,750 and $56,250 of revenue recognized related to this transaction was initially recognized during the three and nine months ended September 30, 2023, respectively, and as such has been reflected as a reduction in revenue in the restated condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

The following tables summarize the effect of the restatement on each financial statement line item in the VSee Lab condensed consolidated financial statements for the three and nine months ended September 30, 2023. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Consolidated Balance Sheet of VSee Lab, Inc. as of September 30, 2023	As Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$ 1,709,887	$ 701,913	$2,411,800
Deferred revenue	970,122	87,500	$1,057,622
Total current liabilities	4,253,557	789,413	$5,042,970
Total liabilities	4,253,557	789,413	$5,042,970

Accumulated deficit	(6,653,885)	(789,413)	($7,443,298)
Total stockholders' deficit	($985,296)	(789,413)	($1,774,709)

Consolidated Statement of Operations of VSee Lab, Inc. for the three months ended September 30, 2023	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 219,978	($ 18,750)	$ 201,228
Total revenue	1,451,471	(18,750)	1,432,721
Gross margin	973,072	(18,750)	954,322
General and administrative expenses	224,874	59,960	284,834
Total operating expenses	1,247,428	59,960	1,307,388
Net operating loss	(274,356)	(78,710)	(353,066)
Loss before income taxes	(332,297)	(78,710)	(411,007)
Net loss	(98,581)	(78,710)	(177,291)
Net loss attributable to shareholders	(111,046)	(78,710)	(189,756)
Basic and diluted net loss per share	($ 0.01)	($ 0.01)	($ 0.02)

Consolidated Statement of Operations of VSee Lab, Inc. for the nine months ended September 30, 2023	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 444,315	($ 56,250)	$ 388,065
Total revenue	4,337,962	(56,250)	4,281,712
Gross margin	2,809,954	(56,250)	2,753,704
General and administrative expenses	832,513	179,880	1,012,393
Total operating expenses	4,332,582	179,880	4,512,462
Net operating loss	(1,522,628)	(236,130)	(1,758,758)
Loss before income taxes	(1,574,135)	(236,130)	(1,810,265)
Net loss	(983,181)	(236,130)	(1,219,311)
Net loss attributable to shareholders	(986,908)	(236,130)	(1,223,038)
Basic and diluted net loss per share	($ 0.10)	($ 0.02)	($ 0.12)

Consolidated Statement of Cash Flows for VSee Lab, Inc. for the nine months ended September 30, 2023	As Reported	Adjustment	As Restated
Net loss	($ 983,181)	($ 236,130)	($ 1,219,311)
Accounts payable and accrued expenses	988,798	179,880	1,168,678
Deferred revenue	$ 13,561	$ 56,250	$ 69,811

Restatement of VSee Lab, Inc. Consolidated Financial Statements for the year ended December 31, 2023

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of accrued expenses in the consolidated balance sheet of VSee Lab as of December 31, 2023 and the proper cutoff of revenue transactions in the consolidated statement of operations for the year ended December 31, 2023. The Company determined that the previously issued consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone consolidated financial statements include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers. As a result of correcting this error, the Company recorded an accrual of $761,873 in the consolidated balance sheet as of December 31, 2023. Of this amount, $522,033 related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the consolidated financial statements for VSee Lab for the year ended December 31, 2023. The remaining $239,840 of this amount was reflected as an adjustment to operating expense in the consolidated statement of operations for the year ended December 31, 2023.

●	The incorrect cutoff of a revenue transaction with a customer as of December 31, 2023. As a result of correcting this error, the Company recorded a decrease in accounts receivable of $25,000 and an increase in deferred revenue of $100,000 in the consolidated balance sheet as of December 31, 2023. In relation to this transaction, $50,000 of the revenue adjustment related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the consolidated financial statements for VSee Lab for the year ended December 31, 2023. The remaining $75,000 of revenue recognized related to this transaction was initially recognized during the year ended December 31, 2023 and as such has been reflected as a reduction in revenue in the restated consolidated statement of operations for the year ended December 31, 2023.

Additionally, the Company has included the carryforward effect of these VSee Lab consolidated financial statement restatement adjustments on the Company’s previously issued interim condensed consolidated financial statements for the quarters ended June 30, 2024 and September 30, 2024. See further details below.

The following tables summarize the effect of the restatement on each financial statement line item in the VSee Lab consolidated financial statements for the year ended December 31, 2023. While not presented below, the Company’s consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the consolidated balance sheet and consolidated statement of operations as described above:

Consolidated Balance Sheet of VSee Lab, Inc. as of December 31, 2023	As Reported	Adjustment	As Restated
Accounts receivable, net	$ 628,480	($ 25,000)	$ 603,480
Total current assets	827,134	(25,000)	802,134
Total assets	830,791	(25,000)	805,791
Accounts payable and accrued liabilities	1,824,408	761,873	2,586,281
Deferred revenue	802,524	100,000	902,524
Total current liabilities and total liabilities	4,243,438	861,873	5,105,311
Accumulated deficit	(9,114,985)	(886,873)	(10,001,858)
Total stockholders’ deficit	(3,412,647)	(886,873)	(4,299,520)
Total liabilities and stockholders’ equity (deficit)	$ 830,791	($ 25,000)	$ 805,791

Consolidated Statement of Operations of VSee Lab, Inc. for the year ended December 31, 2023	As Reported	Adjustment	As Restated
Revenues	$ 5,840,889	($ 75,000)	$ 5,765,889
Gross margin	3,907,694	(75,000)	3,832,694
General and administrative expenses	962,616	239,840	1,202,456
Total operating expenses	5,466,443	239,840	5,706,283
Net operating loss	(1,558,749)	(314,840)	(1,873,589)
Loss before income taxes	(1,572,124)	(314,840)	(1,886,964)
Income tax (expense) benefit	(1,838,490)	-	(1,838,490)
Net loss	(3,410,614)	(314,840)	(3,725,454)
Net loss attributable to VSee Lab, Inc.	(3,448,090)	(314,840)	(3,762,930)
Basic and diluted net loss per share	($ 0.34)	($ 0.04)	($ 0.38)

Consolidated Statement of Cash Flows for VSee Lab, Inc. for the year ended December 31, 2023	As Reported	Adjustment	As Restated
Net loss	($ 3,410,614)	($ 314,840)	($ 3,725,454)
Accounts receivable	(271,484)	25,000	(246,484)
Accounts payable and accrued expenses	1,169,983	239,840	1,409,823
Deferred revenue	($ 154,037)	$ 50,000	($ 104,037)

Restatement of VSee Lab, Inc. Condensed Consolidated Financial Statements as of March 31, 2024

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of accrued expenses in the condensed consolidated balance sheet of VSee Lab as of March 31, 2024 and the proper cutoff of revenue transactions in the condensed consolidated statement of operations for the three months ended March 31, 2024. The Company determined that the previously issued condensed consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone condensed consolidated financial statements include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers. As a result of correcting this error, the Company recorded an accrual of $821,291 in the condensed consolidated balance sheet as of March 31, 2024. Of this amount, $761,873 related to periods prior to the year ended December 31, 2023 and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of March 31, 2024. The remaining $59,419 of this amount was reflected as an adjustment to operating expense in the condensed consolidated statement of operations for the three months ended March 31, 2024.

●	The incorrect cutoff of a revenue transaction with a customer as of December 31, 2023. Correcting this error did not have an impact on the condensed consolidated balance sheet as of March 31, 2024. As the related contract was completed during March 2024, the Company recognized all deferred revenue from prior periods related to the arrangement in this period. This resulted in an increase of $125,000 in revenue (specific to the technical engineering fees line item) during the three months ended March 31, 2024.

The following tables summarize the effect of the restatement on each financial statement line item in the VSee Lab condensed consolidated financial statements for the three months ended March 31, 2024. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Consolidated Balance Sheet of VSee Lab, Inc. as of March 31, 2024	As Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$ 1,819,512	$ 821,291	$ 2,640,803
Total liabilities	4,814,257	821,291	5,635,548
Accumulated deficit	(9,117,796)	(821,291)	(9,939,087)
Total stockholders' deficit	($3,383,478)	($821,291)	($4,204,769)

Consolidated Statement of Operations of VSee Lab, Inc. for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 162,950	$ 125,000	$ 287,950
Total revenue	1,495,995	125,000	1,620,995
Gross margin	1,109,742	125,000	1,234,742
General and administrative expenses	151,348	59,419	210,767
Total operating expenses	1,071,263	59,419	1,130,682
Net operating profit	38,479	65,581	104,060
Income before income taxes	29,169	65,581	94,750
Net income	29,169	65,581	94,750
Net income (loss) attributable to shareholders	(2,811)	65,581	62,770
Basic and diluted net income (loss) per share	$ -	$ 0.01	$ 0.01

Consolidated Statement of Cash Flows for VSee Lab, Inc. for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Net income	$ 29,169	$ 65,581	$ 94,750

Accounts receivable	(8,116)	(25,000)	(33,116)
Accounts payable and accrued expenses	(4,896)	59,419	54,523
Deferred revenue	$ 569,003	($ 100,000)	$ 469,003

Restatement of the Interim Condensed Consolidated Financial Statements of VSee Health, Inc. as of June 30, 2024

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of certain assets and liabilities in the condensed consolidated balance sheet of the Company as of June 30, 2024 and the proper recognition and measurement of certain transactions in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The Company determined that the previously issued condensed consolidated interim financial statements of the Company on Form 10-Q for the period ended June 30, 2024 are materially misstated and should no longer be relied upon. The identified errors impacting the Company’s previously issued Form 10-Q for the period ended June 30, 2024 include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers, as described in the 2023 financial statement restatement matters above. As a result of correcting this error, the Company recorded an accrual of $880,711 in the condensed consolidated balance sheet as of June 30, 2024. Of this amount, $761,873 related to periods prior to the year ended December 31, 2024. The remaining $118,838 has been recorded during the 2024 fiscal year to date. For the three months ended June 30, 2024, the Company recorded a $59,419 adjustment to general and administrative expenses, and for the six months ended June 30, 2024, the Company recorded a $118,838 adjustment to general and administrative expenses to reflect the effect of the restatement in condensed consolidated statements of operations for the periods then ended.

●	The incorrect cutoff of a revenue transaction with a customer as of December 31, 2023, as described in the 2023 financial statement restatement matters above. Correcting this error did not have an impact on the condensed consolidated balance sheet as of June 30, 2024. As the related contract was completed during March 2024, the Company recognized all deferred revenue from prior periods related to the arrangement in this period. This resulted in an increase of $125,000 in revenue (specific to the technical engineering fees line item) during the six months ended June 30, 2024.

●	The incorrect recognition of accrued expenses of DHAC as of the Business Combination date (June 24, 2024). The Company identified a total of $654,316 in transaction expenses and professional services expenses which were recognized in the consolidated financial statements of the Company subsequent to the Business Combination date, but related to the period prior to the Business Combination, and therefore should have been accrued by DHAC as of that date. As a result, the net liabilities of DHAC assumed by the Company in the reverse merger transaction as of the Business Combination date were understated by $654,316. In correcting this error, the Company recorded an adjustment of $654,316 to increase the net liabilities of DHAC assumed as recorded in additional paid-in capital. Of the $654,316 in identified accrual items, $452,500 were paid during the quarter ended June 30, 2024, while the remaining $201,816 was recorded as an increase in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of June 30, 2024. Further, the correction of this error resulted in recording an adjustment to decrease transaction expenses by $452,500 for the three and six months ended June 30, 2024.

●	The incorrect recognition of accrued expenses of iDoc as of the Business Combination date (June 24, 2024). The Company identified a total of $300,000 in transaction expenses which were recognized in the consolidated financial statements of the Company subsequent to the Business Combination date, but related to the period prior to the Business Combination, and therefore should have been accrued by iDoc and included in the opening balance sheet of iDoc as of that date. As a result, the net assets of iDoc that were acquired by the Company as of the Business Combination date were overstated by $300,000 and the goodwill balance that was recorded in connection with this acquisition was understated by $300,000. In correcting this error, the Company recorded an adjustment of $300,000 to increase the goodwill balance in the condensed consolidated balance sheet as of June 30, 2024. As the $300,000 item was paid by the Company during the quarter ended June 30, 2024, there was no adjustment to accounts payable and accrued liabilities required. Further, the correction of this error resulted in recording an adjustment to decrease transaction expenses by $300,000 for the three and six months ended June 30, 2024.

●	The incorrect recognition of certain compensation-related obligations of iDoc as of the Business Combination date (June 24, 2024). The Company identified a total of $167,040 in cash compensation which was owed to employees of iDoc as of the Business Combination, and therefore should have been accrued by iDoc and included in the opening balance sheet of iDoc as of that date. As a result, the net assets of iDoc that were acquired by the Company as of the Business Combination date were overstated by $167,040 and the goodwill balance that was recorded in connection with this acquisition was understated by $167,040. In correcting this error, the Company recorded an adjustment of $167,040 to increase the goodwill balance and the accounts payable and accrued liabilities balance in the condensed consolidated balance sheet as of June 30, 2024. No compensation amounts that should have been accrued were paid during the quarter ended June 30, 2024. In addition, the Company identified an obligation to issue 51,192 shares of common stock to employees of iDoc as of the Business Combination, which the Company agreed to replace, but was not obligated to do so. As such, the Company recognized $619,935 in stock-based compensation expense related to the replacement awards as of June 24, 2024. Further, the Company determined the common stock issuance obligation should be classified as a liability and remeasured based on its fair value at each reporting date. At June 30, 2024, the common stock issuance obligation was remeasured to $447,930, resulting in an adjustment to decrease the stock-based compensation expense by $172,005 for the three and six months ended June 30, 2024.

●	The incorrect recognition of a commitment fee incurred in relation to the ELOC as a deferred expense and an accrued liability as of June 30, 2024. The commitment fee was payable in the form of a convertible note which was issued during July 2024, however, the Company determined that the fee was not earned by the counterparty or payable by the Company until July 2024 and as such should not have been recognized as of June 30, 2024. Additionally, the Company determined that the commitment fee should have been expensed when incurred, as the related ELOC financial instrument is classified as a liability in the Company’s consolidated balance sheets. In correcting this error, the Company recorded an adjustment of $500,000 to decrease prepaids and other current assets and to decrease the ELOC Note balance recorded in current liabilities in the condensed consolidated balance sheets as of June 30, 2024. The correction of this error did not have an impact on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

●	The incorrect classification of the acquisition of the remaining non-controlling interest of TAD within equity as of the Business Combination date. On June 24, 2024, the Company acquired the remaining interests in TAD. In derecognizing the non-controlling interest upon the acquisition, the Company incorrectly recorded the derecognition to accumulated deficit and not additional paid-in capital. In correcting this error, the Company recorded an adjustment to decrease additional paid-in capital and to decrease the accumulated deficit by $325,279 in the condensed consolidated balance sheet as of June 30, 2024. The correction of this error did not have an impact on the assets and liabilities of the Company as of June 30, 2024, or on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

●	The incorrect recognition of accrued interest related to certain convertible note obligations that were recorded at fair value in the Company’s financial statements. The Company identified that it was accruing interest on these obligations (included in accounts payable and accrued liabilities) and also including accrued interest in the fair value estimate of the respective convertible note obligations (as part of the remeasurement of each instrument at fair value at each reporting date). In correcting this error, the Company recorded an adjustment to decrease accrued interest and to decrease the accumulated deficit by $7,860 in the condensed consolidated balance sheet as of June 30, 2024. Further, the correction of this error resulted in recording an adjustment to decrease interest expense by $7,860 for the three and six months ended June 30, 2024.

●	The incorrect recognition of grant date fair value for certain options issued as of June 24, 2024. The Company determined that it utilized an incorrect expected term assumption in the valuation of the stock options granted on this date, which upon correction also resulted in an adjustment to other inputs (risk-free rate, volatility) that were related to the expected term assumption. The changes to these fair value measurement inputs results in a change in the grant date fair value of stock options that were fully vested at issuance from $5,034,046 to $5,728,784, and a change to the grant date fair value of stock options subject to future vesting from $1,394,222 to $1,601,190. In correcting this error, the Company recorded an adjustment to decrease additional paid-in capital and decrease the accumulated deficit by $5,668 in the condensed consolidated balance sheet as of June 30, 2024. Further, the correction of this error resulted in recording an adjustment to decrease compensation and related benefits by $5,668 for the three and six months ended June 30, 2024.

●	The incorrect recognition and measurement of accounts receivable balances acquired from iDoc as of the Business Combination date. The Company identified an additional $1,590,596 adjustment that should have been reflected as a reduction in the acquired accounts receivable balance as of the Business Combination date, reflecting amounts that were not expected to be collected as of the acquisition date. The adjustment to the acquired accounts receivable balance results in an increase in the recorded goodwill balance of $1,590,596 as of the acquisition date and June 30, 2024. The correction of this error did not have an impact on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

●	The incorrect recognition of certain income tax-related balances as of the Business Combination date. The Company identified an aggregate $26,183 increase in federal and state income taxes payable (included in accounts payable and accrued liabilities) and a decrease in deferred tax liability of $392,609 for iDoc as of the Business Combination. The correction of these amounts resulted in a $366,426 decrease in the goodwill balance recognized as of the Business Combination date. Additionally, the Company identified a $78,827 decrease in state income taxes payable of DHAC as of the Business Combination date. As a result, the net liabilities of DHAC assumed by the Company in the reverse merger transaction were overstated by $78,827. In correcting this error, the Company recorded an adjustment of $78,827 to decrease the net liabilities of DHAC assumed as recorded in additional paid-in capital.

●	The incorrect recognition and measurement of income tax-related balances as of and for the period ended June 30, 2024, as a result of the aggregate income tax effect of the restatement adjustments described above. In order to properly recognize the income tax effect, the Company recorded a $495,442 increase in income taxes payable and a $67,378 increase in deferred tax liability as of June 30, 2024, and a $562,820 decrease in the benefit from income tax for the three and six months ended June 30, 2024.

The following tables summarize the effect of the above restatement items on each financial statement line item in the VSee Health condensed consolidated financial statements for the quarter ended June 30, 2024. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Consolidated Balance Sheet as of June 30, 2024	As Reported	Adjustment	As Restated
Accounts receivable	$ 2,513,855	($ 1,590,596)	$ 923,259
Prepaids and other current assets	760,789	(500,000)	260,789
Total current assets	5,166,549	(2,090,596)	3,075,953
Goodwill	59,900,694	1,691,210	61,591,904
Total assets	78,987,750	(399,386)	78,588,364
Accounts payable and accrued liabilities	6,752,985	1,291,896	8,044,881
ELOC Note	500,000	(500,000)	-
Common stock issuance obligation	-	447,930	447,930
Total current liabilities	22,879,867	1,239,826	24,119,693
Deferred tax liability	-	67,378	67,378
Total liabilities	24,177,194	1,307,204	25,484,398
Additional paid-in capital	64,582,130	(906,436)	63,675,694
Accumulated deficit	(9,773,056)	(800,154)	(10,573,210)
Total stockholders’ equity (deficit)	54,810,556	(1,706,590)	53,103,966
Total liabilities and stockholders’ equity (deficit)	$ 78,987,750	($ 399,386)	$ 78,588,364

Consolidated Statement of Operations for the three months ended June 30, 2024	As Reported	Adjustment	As Restated
Cost of revenues	$486,640	$447,930	$934,570
Gross margin	1,224,926	(447,930)	776,996
Compensation and related benefits	918,411	(5,668)	912,743
General and administrative expenses	509,050	59,419	568,469
Transaction expenses	980,807	(752,500)	228,307
Total operating expenses	2,408,268	(698,749)	1,709,519
Net operating loss	(1,183,342)	250,819	(932,523)
Interest expense	(349,695)	7,860	(341,835)
Total other income (expense), net	(1,419,827)	7,860	(1,411,967)
Loss before income taxes	(2,603,169)	258,679	(2,344,490)
Benefit from income tax	2,241,208	(562,820)	1,678,388
Net loss	(361,961)	(304,141)	(666,102)
Net loss attributable to stockholders	(329,981)	(304,141)	(634,122)
Basic and diluted net loss per share	($ 0.06)	($ 0.06)	($ 0.12)

Consolidated Statement of Operations for the six months ended June 30, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 352,889	$ 125,000	$ 477,889
Total Revenue	3,207,561	125,000	3,332,561
Cost of revenues	872,893	447,930	1,320,823
Gross margin	2,334,668	(322,930)	2,011,738
Compensation and related benefits	1,811,988	(5,668)	1,806,320
General and administrative expenses	660,398	118,838	779,236
Transaction expenses	1,007,145	(752,500)	254,645
Total operating expenses	3,479,531	(639,330)	2,840,201
Net operating loss	(1,144,863)	316,400	(828,463)
Interest expense	(359,005)	7,860	(351,145)
Total other income (expense), net	(1,429,137)	7,860	(1,421,277)
Loss before income taxes	(2,574,000)	324,260	(2,249,740)
Benefit from income tax	2,241,208	(562,820)	1,678,388
Net loss	(332,792)	(238,560)	(571,352)
Net loss attributable to stockholders	(332,792)	(238,560)	(571,352)
Basic and diluted net loss per share	($ 0.07)	($ 0.04)	($ 0.11)

Consolidated Statement of Cash Flows for the six months ended June 30, 2024	As Reported	Adjustment	As Restated
Net loss	($ 332,792)	($ 238,560)	($ 571,352)
Stock-based compensation	31,989	442,262	474,251
Deferred tax asset and liabilities	(2,336,506)	657,102	(1,679,404)
Accounts receivable	216,774	(25,000)	191,774
Accounts payable and accrued expenses	(1,582,393)	(735,804)	(2,318,197)
Deferred revenue	$ 220,968	($ 100,000)	$ 120,968

Restatement of the Interim Condensed Consolidated Financial Statements of VSee Health, Inc. as of September 30, 2024

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of certain assets and liabilities in the condensed consolidated balance sheet of the Company as of September 30, 2024 and the proper recognition and measurement of certain transactions in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The Company determined that the previously issued condensed consolidated interim financial statements of the Company on Form 10-Q for the period ended September 30, 2024 are materially misstated and should no longer be relied upon. The identified errors impacting the Company’s previously issued Form 10-Q for the period ended September 30, 2024 include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers, as described in the 2023 financial statement restatement matters above. As a result of correcting this error, the Company recorded an accrual of $940,130 in the condensed consolidated balance sheet as of September 30, 2024. Of this amount, $761,873 related to periods prior to the year ended December 31, 2024. The remaining $178,257 has been recorded during the 2024 fiscal year to date. For the three months ended September 30, 2024, the Company recorded a $59,419 adjustment to general and administrative expenses, and for the nine months ended September 30, 2024, the Company recorded a $178,257 adjustment to general and administrative expenses to reflect the effect of the restatement in condensed consolidated statements of operations for the periods then ended.

●	The incorrect cutoff of a revenue transaction with a customer as of December 31, 2023, as described in the 2023 financial statement restatement matters above. Correcting this error did not have an impact on the condensed consolidated balance sheet as of September 30, 2024. As the related contract was completed during March 2024, the Company recognized all deferred revenue from prior periods related to the arrangement in this period. This resulted in an increase of $125,000 in revenue (specific to the technical engineering fees line item) during the nine months ended September 30, 2024.

●	The incorrect recognition of accrued expenses of DHAC as of the Business Combination date (June 24, 2024). The Company identified a total of $654,316 in transaction expenses and professional services expenses which were recognized in the consolidated financial statements of the Company subsequent to the Business Combination date, but related to the period prior to the Business Combination, and therefore should have been accrued by DHAC as of that date. As a result, the net liabilities of DHAC assumed by the Company in the reverse merger transaction as of the Business Combination date were understated by $654,316. In correcting this error, the Company recorded an adjustment of $654,316 to increase the net liabilities of DHAC assumed as recorded in additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2024. As of September 30, 2024, the Company had paid all of the identified amounts and no adjustment to accounts payable and accrued liabilities was necessary. Of the $654,316 in identified accrual items, $201,816 were paid during the quarter ended September 30, 2024. As such, the correction of this error resulted in recording an adjustment to decrease transaction expenses by $190,469 and $642,969 for the three and nine months ended September 30, 2024, respectively, and to decrease general and administrative expenses by $11,347 for the three months ended September 30, 2024.

●	The incorrect recognition of accrued expenses of iDoc as of the Business Combination date (June 24, 2024). The Company identified a total of $300,000 in transaction expenses which were recognized in the consolidated financial statements of the Company subsequent to the Business Combination date, but related to the period prior to the Business Combination, and therefore should have been accrued by iDoc and included in the opening balance sheet of iDoc as of that date. As a result, the net assets of iDoc that were acquired by the Company as of the Business Combination date were understated by $300,000 and the goodwill balance that was recorded in connection with this acquisition was understated by $300,000. During the quarter ended September 30, 2024, the Company determined that a portion of the pre-restatement goodwill balance was impaired and as such recorded an impairment charge to the goodwill balance. As such, correcting this error did not have an impact on the condensed consolidated balance sheet as of September 30, 2024. In correcting this error, the Company recorded an adjustment to increase goodwill impairment expense by $300,000 for the three and nine months ended September 30, 2024, and an adjustment to decrease transaction expenses by $300,000 for the nine months ended September 30, 2024.

●	The incorrect recognition of certain compensation-related obligations of iDoc as of the Business Combination date (June 24, 2024). The Company identified a total of $167,040 in cash compensation which was owed to employees of iDoc as of the Business Combination, and therefore should have been accrued by iDoc and included in the opening balance sheet of iDoc as of that date. As a result, the net assets of iDoc that were acquired by the Company as of the Business Combination date were overstated by $167,040 and the goodwill balance that was recorded in connection with this acquisition was understated by $167,040. In correcting this error, the Company recorded an adjustment of $167,040 to increase the accounts payable and accrued liabilities balance in the condensed consolidated balance sheet as of September 30, 2024. No compensation amounts that should have been accrued were paid during the quarter ended September 30, 2024. During the three and nine months ended September 30, 2024, the additional goodwill amount of $167,040 was included in the goodwill impairment charge recorded by the Company in those periods. In addition, the Company identified an obligation to issue 51,192 shares of common stock to employees of iDoc as of the Business Combination, which the Company agreed to replace, but was not obligated to do so. As such, the Company recognized $619,935 in stock-based compensation expense related to the replacement awards as of June 24, 2024. Further, the Company determined the common stock issuance obligation should be classified as a liability and remeasured based on its fair value at each reporting date. At September 30, 2024, the common stock issuance obligation was remeasured to $76,276, resulting in an adjustment to decrease the stock-based compensation expense by $371,654 and $543,659 for the three and nine months ended September 30, 2024.

●	The incorrect recognition of a commitment fee incurred in relation to the ELOC as a deferred expense and an accrued liability as of June 30, 2024. The commitment fee was payable in the form of a convertible note which was issued during July 2024, however, the Company determined that the fee was not earned by the counterparty or payable by the Company until July 2024 and as such should not have been recognized as of June 30, 2024. Additionally, the Company determined that the commitment fee should have been expensed when incurred, as the related ELOC financial instrument is classified as a liability in the Company’s consolidated balance sheets. In correcting this error, the Company recorded an adjustment of $500,000 to decrease prepaids and other current assets in the condensed consolidated balance sheets as of June 30, 2024. Further, the Company recorded an adjustment to increase loss on issuance of financial statements included in other income (expense) in the condensed consolidated statements of operations by $595,000 for the three and nine months ended September 30, 2024. Additionally, the $595,000 loss on issuance of financial statements amount includes the reclassification of $95,000 in loss on extinguishment that had originally been recorded by the Company during the three and nine months ended September 30, 2024, which previously related to the extinguishment of the ELOC Note balance at June 30, 2024, which was reversed upon restatement as described above.

●	The incorrect classification of the acquisition of the remaining non-controlling interest of TAD within equity as of the Business Combination date. On June 24, 2024, the Company acquired the remaining interests in TAD. In derecognizing the non-controlling interest upon the acquisition, the Company incorrectly recorded the derecognition to accumulated deficit and not additional paid-in capital. In correcting this error, the Company recorded an adjustment to decrease additional paid-in capital and to decrease the accumulated deficit by $325,279 in the condensed consolidated balance sheet as of September 30, 2024. The correction of this error did not have an impact on the assets and liabilities of the Company as of September 30, 2024, or on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

●	The incorrect recognition of accrued interest related to certain convertible note obligations that were recorded at fair value in the Company’s financial statements. The Company identified that it was accruing interest on these obligations (included in accounts payable and accrued liabilities) and also including accrued interest in the fair value estimate of the respective convertible note obligations (as part of the remeasurement of each instrument at fair value at each reporting date). In correcting this error, the Company recorded an adjustment to decrease accrued interest and to decrease the accumulated deficit by $124,557 in the condensed consolidated balance sheet as of September 30, 2024. Further, the correction of this error resulted in recording an adjustment to decrease interest expense by $116,697 and $124,557 for the three and nine months ended September 30, 2024, respectively.

●	The incorrect recognition of grant date fair value for certain options issued as of June 24, 2024. The Company determined that it utilized an incorrect expected term assumption in the valuation of the stock options granted on this date, which upon correction also resulted in an adjustment to other inputs (risk-free rate, volatility) that were related to the expected term assumption. The changes to these fair value measurement inputs results in a change in the grant date fair value of stock options that were fully vested at issuance from $5,034,046 to $5,728,784, and a change to the grant date fair value of stock options subject to future vesting from $1,394,222 to $1,601,190. In correcting this error, the Company recorded an adjustment to increase additional paid-in capital and increase the accumulated deficit by $46,074 in the condensed consolidated balance sheet as of September 30, 2024. Further, the correction of this error resulted in recording an adjustment to increase compensation and related benefits by $51,742 for the three months ended September 30, 2024 and increase compensation and related benefits by $46,074 for the nine months ended September 30, 2024, respectively.

●	The incorrect recognition and measurement of accounts receivable balances acquired from iDoc as of the Business Combination date. The Company identified an additional $1,590,596 adjustment that should have been reflected as a reduction in the acquired accounts receivable balance as of the Business Combination date, reflecting amounts that were not expected to be collected as of the acquisition date and September 30, 2024. In correcting this error, the Company also recorded an adjustment to increase goodwill impairment expense by $1,590,596 for the three and nine months ended September 30, 2024, in order to impair the additional goodwill recognized due to the restatement adjustment.

●	The incorrect recognition of certain income tax-related balances as of the Business Combination date. The Company identified an aggregate $26,183 increase in federal and state income taxes payable (included in accounts payable and accrued liabilities) and a decrease in deferred tax liability of $392,609 for iDoc as of the Business Combination. The correction of these amounts resulted in a $366,426 decrease in the goodwill balance recognized as of the Business Combination date. Additionally, the Company identified a $78,827 decrease in state income taxes payable of DHAC as of the Business Combination date. As a result, the net liabilities of DHAC assumed by the Company in the reverse merger transaction were overstated by $78,827. In correcting this error, the Company recorded an adjustment of $78,827 to decrease the net liabilities of DHAC assumed as recorded in additional paid-in capital. In correcting this error, the Company also recorded an adjustment to decrease goodwill impairment expense by $366,426 for the three and nine months ended September 30, 2024, in order to agree the goodwill balance as of September 30, 2024 to the goodwill amount determined by the Company’s goodwill impairment analysis performed as of September 30, 2024.

●	The incorrect recognition and measurement of income tax-related balances as of and for the period ended September 30, 2024, as a result of the aggregate income tax effect of the restatement adjustments described above. In order to properly recognize the income tax effect, the Company recorded a $639,732 decrease in prepaid income taxes, a $414,542 increase in income taxes payable and a $67,378 increase in deferred tax liability as of September 30, 2024. Additionally, the Company recorded a $558,832 and $1,121,652 decrease in the benefit from income tax for the three and nine months ended September 30, 2024, respectively.

The following tables summarize the effect of the above restatement items on each financial statement line item in the VSee Health condensed consolidated financial statements for the quarter ended September 30, 2024. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Consolidated Balance Sheet as of September 30, 2024	As Reported	Adjustment	As Restated
Accounts receivable	$ 2,613,327	($ 1,590,596)	$ 1,022,731
Prepaids and other current assets	1,606,469	(1,139,732)	466,737
Total current assets	7,107,513	(2,730,328)	4,377,185
Total assets	25,029,730	(2,730,328)	22,299,402

Accounts payable and accrued liabilities	8,270,393	1,005,938	9,276,331
Common stock issuance obligation	-	76,276	76,276
Income taxes payable	63,855	(54,036)	9,819
Total current liabilities	19,206,202	1,028,178	20,234,380
Deferred tax liability	-	67,378	67,378
Total liabilities	20,270,718	1,095,556	21,366,274
Additional paid-in capital	66,282,056	(854,694)	65,427,362
Accumulated deficit	(61,524,581)	(2,971,190)	(64,495,771)
Total stockholders’ equity (deficit)	4,759,012	(3,825,884)	933,128
Total liabilities and stockholders’ equity (deficit)	$ 25,029,730	($ 2,730,328)	$ 22,299,402

Consolidated Statement of Operations for the three months ended September 30, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 806,456	$ -	$ 806,456
Total Revenue	3,354,437	-	3,354,437
Cost of revenues	941,388	(371,654)	569,734
Gross margin	2,413,049	371,654	2,784,703
Compensation and related benefits	1,678,627	51,742	1,730,369
General and administrative expenses	2,170,217	48,072	2,218,289
Goodwill impairment charges	54,984,000	1,691,210	56,675,210
Transaction expenses	646,303	(190,469)	455,834
Total operating expenses	59,479,147	1,600,555	61,079,702
Net operating loss	(57,066,098)	(1,228,901)	(58,294,999)
Interest expense	(232,082)	116,697	(115,385)
Loss on extinguishment	(740,979)	95,000	(645,979)
Loss on issuance of financial instruments	-	(595,000)	(595,000)
Total other income (expense)	4,764,543	(383,303)	4,381,240
Loss before income taxes	(52,301,555)	(1,612,204)	(53,913,759)
Benefit (provision) from income tax	550,030	(558,832)	(8,802)
Net loss	(51,751,525)	(2,171,036)	(53,922,561)
Net loss attributable to stockholders	(51,751,525)	(2,171,036)	(53,922,561)
Basic and diluted net loss per share	($ 3.43)	($ 0.15)	($ 3.58)

Consolidated Statement of Operations for the nine months ended September 30, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$ 1,159,345	$ 125,000	$ 1,284,345
Total Revenue	6,561,998	125,000	6,686,998
Cost of revenues	1,814,281	76,276	1,890,557
Gross margin	4,747,717	48,724	4,796,441
Compensation and related benefits	3,490,615	46,074	3,536,689
General and administrative expenses	2,830,615	166,910	2,997,525
Goodwill impairment charges	54,984,000	1,691,210	56,675,210
Transaction expenses	1,653,448	(942,969)	710,479
Total operating expenses	62,958,678	961,225	63,919,903
Net operating loss	(58,210,961)	(912,501)	(59,123,462)
Interest expense	(591,087)	124,557	(466,530)
Loss on extinguishment	(740,979)	95,000	(645,979)
Loss on issuance of financial instruments	(1,618,234)	(595,000)	(2,213,234)
Total other income (expense)	3,335,406	(375,443)	2,959,963
Loss before income taxes	(54,875,555)	(1,287,944)	(56,163,499)
Benefit from income tax	2,791,238	(1,121,652)	1,669,586
Net loss	(52,084,317)	(2,409,596)	(54,493,913)
Net loss attributable to stockholders	(52,084,317)	(2,409,596)	(54,493,913)
Basic and diluted net loss per share	($ 6.24)	($ 0.29)	($ 6.53)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2024	As Reported	Adjustment	As Restated
Net income (loss)	($ 52,084,317)	($ 2,409,596)	($ 54,493,913)
Goodwill impairment charges	54,984,000	1,691,210	56,675,210
Loss on extinguishment	740,979	(95,000)	645,979
Loss on issuance of financial instruments	1,618,234	595,000	2,213,234
Stock-based compensation	381,084	122,350	503,434
Deferred tax asset and liabilities	(2,336,506)	657,102	(1,679,404)
Accounts receivable	(203,904)	(25,000)	(228,904)
Prepaids and other current assets	(861,888)	639,732	(222,156)
Accounts payable and accrued expenses	(161,975)	(1,021,762)	(1,183,737)
Deferred revenue	(119,413)	(100,000)	(219,413)
Income tax payable	$ 63,855	($ 54,036)	$ 9,819

Note 3	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of VSee Health, Inc. and its subsidiaries, VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., both 100% wholly owned subsidiaries of the Company. In addition, the consolidation includes Encompass Healthcare Billing, LLC, a 100% wholly owned subsidiary of iDoc and This American Doc, Inc. (“TAD”), a wholly owned subsidiary of VSee Lab. All intercompany amounts are eliminated upon consolidation. Prior to June 24, 2024, the consolidated financial statements included the accounts of VSee Lab, Inc. and its 53.8% partially owned subsidiary, TAD.

The accompanying consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2024 and 2023, its results of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2024 and 2023, in conformity with U.S. GAAP. The accompanying consolidated financial statements should be read in conjunction with the VSee Lab, Inc.’s audited financial statements included on Form 424B3 Prospectus for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on July 26, 2024. Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation primarily consisting of the breakout of revenue by category and the retroactive application of the recapitalization.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, revenue, cost of revenues, goodwill and intangible asset impairment analysis, allowance for credit losses, the fair value of the Equity line of credit (“ELOC”), the Exchange Note, the Additional Bridge Note, the Quantum Convertible Note, and the September 2024 Convertible Note (each note as defined in Note 9 Line of Credit and Notes Payable, Net of Discount), stock-based compensation, incremental borrowing rate determination, useful life of intangibles, reserve for income tax uncertainties and other contingencies, and valuation of deferred tax asset.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.

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

3) Determine the transaction price

The total transaction price is based on the amount to which the Company is entitled to base on the contracts with its customers. The Company believes the quoted transaction prices in the customer contracts represent the standalone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract. Consideration promised in the Company’s contracts includes both fixed and variable amounts. The Company’s variable consideration is based on fixed unit price for promised services, though the total consideration is dependent upon the actual amounts of promised services used by the customers. If necessary, the Company estimates the total variable consideration based on the information available to management, and updates such estimates each financial period when needed.

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

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as control of the promised goods or service is transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, subscription services and institutional services provided to our clients.

Subscription Service Contracts and Performance Obligation

Subscriptions Services

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to the Company’s platform. The Company commences revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. The Company’s obligation for its integrated subscriptions is to stand ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress toward satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

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

Professional Services and Technical Engineering Fees and Performance Obligation

Performance obligations under contracts for professional services may include maintenance, hardware, clinician fees, and technical engineering services. These services are generally distinct in the context of the contract and are accounted for as separate performance obligations.

For technical engineering services, performance obligations are typically satisfied over time based on the specified quantity of professional service hours provided to the customer. For maintenance, hardware, and clinician fees, revenue is recognized either over time or at a point in time or when control transfers to the customer. Maintenance and clinician fees are generally recognized over time as services are rendered, while hardware revenue is recognized at a point in time when control transfers to the customer.

The Company evaluates the nature of each professional services arrangement to determine the appropriate timing of revenue recognition, ensuring that revenue is recognized in a manner that faithfully depicts the transfer of goods or services to the customer.

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

Revenue from third-party payors is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and expected credit losses. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, from estimated amounts and such difference could be material.

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

Telehealth Fees Service Contracts and Performance Obligation

Contract for Telemedicine Care Services

Performance obligations in the contract for telemedicine care are based on services provided via the use of hardware and software integration that includes multi-participant video conferencing, and electronic communication for 24 hours per day, seven days per week for the duration of the contract. The Company provides administrative support for the tele-physician services and coordinates the services of its clinicians’ network through administrative support, hardware support, and software support and provider coverage availability. The Company provides coverage availability of its physician services ranging from 12 to 24 hours per day. Performance obligations in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from patient services and institutional services obligations. Performance obligations are met when the Company provides administrative, business, and medical records and reports related to their professional services rendered pursuant to the agreement in such format and upon such interval as hospitals may require. Revenue from telemedicine care services is included in telehealth fees in the consolidated financial statements.

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

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual tele-physician hours services. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to the Company when contracting for Company training, hardware and software installation and integration, which includes a onetime setup of software security, API interfaces, and compatibility between hospital existing equipment and hardware and software. The Company recognizes revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which the Company’s clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and the Company records start-up fees as revenue when the start-up service is completed over time, using the input method to measure progress each financial period.

Institutional Fees Service Contracts and Performance Obligation

Contract for Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations in the contract for EEG professional interpretation services are based on the number of professional services EEG interpretation the Company provides. The performance obligation in the contract for these services transferred to the customer is distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To facilitate the delivery of the EEG professional interpretation services, the Company’s physicians use EEG telemedicine equipment provided by the Company. The performance obligation is satisfied based on the number of EEG professional interpretations performed by the Company’s physicians. The number of professional interpretations is traced monthly by both parties and used to determine the revenue earned based on established contractual rates and is included in institutional fees in the consolidated financial statements.

Under most of the Company’s contracts, including contracts with its two top customers, the customer pays fixed monthly fees for telemedicine consultation services, EEG professional interpretation services, platform software services, and hardware fees. The fixed monthly fee provides for a predetermined number of daily, monthly, or annual physician hours of coverage and agreed-upon rates for interpretation and software services. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment and the Company’s virtual healthcare platform, which is provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services.

The Company commences revenue recognition on EEG professional interpretation services when the Company satisfies its performance obligation to provide professional interpretation monthly.

Cost of Revenues

Cost of revenues consists primarily of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party software services and contractors, and other services used in connection with delivery and support of the Company’s platform subscription services. The Company’s cost of revenues also consists primarily of expenses related to compensation-related expenses for the Company’s telehealth service providers, costs for third-party software and hardware services and independent medical providers, and other services used in connection with the delivery and support of the Company’s telehealth platform.

Transaction Expenses

On June 15, 2022, DHAC entered into the original Business Combination Agreement with DHAC Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, and iDoc. On August 9, 2022, the parties to the Original Business Combination Agreement, entered into the First Amended and Restated Business Combination Agreement, pursuant to which the original Business Combination Agreement was amended and restated in its entirety. The parties to the First Amended and Restated Business Combination Agreement entered into the Second Amended and Restated Business Combination Agreement on October 6, 2022, pursuant to which the First Amended and Restated Business Combination Agreement was amended and restated in its entirety, which was subsequently amended by the First Amendment to the Second Amended and Restated Business Combination Agreement dated November 3, 2022. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee Lab and iDoc entered into the Third Amended and Restated Business Combination Agreement, which was subsequently amended by the First Amendment to the Third Amended and Restated Business Combination Agreement on February 13, 2024 and the Second Amendment to the Third Amended and Restated Business Combination Agreement on April 17, 2024 (as amended, the “Business Combination Agreement”) and concurrently entered into various transactions that provide financing for DHAC, VSee Lab, iDoc and the Company (together with the other agreements and transactions contemplated by the Business Combination Agreement, the Business Combination. During the years ended December 31, 2024 and 2023, the Company (which, for accounting purposes, refers to VSee Health, Inc. after June 24, 2024 and VSee Lab, Inc. prior to June 24, 2024) incurred transaction expenses related to the business combination of $792,796 and $86,799, respectively, for professional fees, including legal, taxation, business consulting, and audit services.

Net Loss per Common Share

The Company computes income (loss) per common share, in accordance with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. No potentially dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding.

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
		(Restated)
Net loss	$(57,702,015)	$(3,762,930)
Weighted average shares outstanding – basic and diluted	10,213,036	9,998,446
Net loss per share – basic and diluted	$(5.65)	$(0.38)
Excluded securities (1):
Public Warrants	11,500,000	—
Private Warrants	557,000	—
Bridge Warrants	173,913	—
Extension Warrants	26,086	—
September 2024 Warrants	740,741	—
Quantum Convertible Note, related party (2)	1,862,466	—
Exchange Note (2)	827,330	—
September 2024 Convertible Note (3)	1,258,733	—
Series A Preferred Stock (4)	3,079,000	—
Stock options, issued and outstanding	803,646	—
Common stock issuance obligation	51,192	—
1.	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2024 and 2023, as the result would be anti-dilutive.
2.	Includes the interest amount thereon and assumes the floor conversion price of $2.00.
3.	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.

4.	Assumes the maximum conversion thereon and at the floor conversion price of $2.00

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.

Accounts Receivable and Credit Losses

The Company carries its accounts receivable at net realizable value. The Company maintains an allowance for credit losses for the estimated losses resulting from the inability of the Company’s clients to pay their invoices. ASC 326, Financial Instruments-Credit Losses, requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. As a result of the acquisition of iDoc and at the Closing of the Business Combination on June 24, 2024, the Company assumed the allowance for credit losses of $1,696,553.

As of December 31, 2024 and 2023, the allowance for credit losses was $2,393,033 and $32,457, respectively. For the years ended December 31, 2024 and 2023, the Company recognized $514,282 and $32,457, respectively, of credit loss expense recorded within general and administrative expense on the consolidated statements of operations. As of January 1, 2023, the balance in accounts receivable was $389,453.

The following table presents VSee Health’s allowance for credit losses at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Beginning allowance for credit losses	$32,457	$—
Allowance for credit losses, due to acquisition	1,696,553	—
Provision for credit losses	514,282	32,457
Less: Accounts receivable write-off included in allowance for credit losses above	149,741	—
Ending allowance for credit losses	$2,393,033	$32,457

Prepaid Assets and Other Current Assets

Prepaid assets are costs that have been paid but are not yet used up or have not yet expired. As the amount expires, the current asset is reduced, and the amount of the reduction is reported as an expense on the consolidated statements of operations.

Leases

The Company accounts for leases under ASC 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use assets and operating lease liabilities, less current portion in the Company’s consolidated balance sheets. Finance leases are included in fixed assets and finance lease liabilities in the Company’s consolidated balance sheets. Operating and finance lease right-of-use assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease ROU asset, unless an implicit rate is readily determinable. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. As we do not have any outstanding public debt, we estimated the incremental borrowing rate based on our estimated credit rating and available market information. The incremental borrowing rate is subsequently reassessed upon a modification to the lease agreement.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company estimates the fair value of share options using the Black-Scholes option-pricing model, utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock, and current interest rates. The Company accounts for forfeitures as they occur.

Capitalized Internal-Use Software Costs

The Company capitalizes certain costs associated with the development of its internal-use software in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The capitalization of certain internal-use software costs occurs after the preliminary project stage is complete and until the software is ready for its intended use. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the required authority authorizes and commits to the funding of the project, and it is probable that the project will be completed, and the software will be used to perform the functions as intended. Qualified costs incurred relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. Capitalized internal-use software costs are recognized within intangible assets, net in the balance sheets.

During the years ended December 31, 2024 and 2023, the Company did not incur any material capitalizable internal-use software costs.

Deferred Revenue

The timing of revenue recognition, billing, and cash collections results in billed accounts receivable and deferred revenue, primarily attributable to the unamortized balance of nonrefundable upfront fees related to subscription services, which are classified as current and non-current based on the timing of when the Company expects to recognize revenue on the consolidated balance sheets. Accounts receivable are recognized in the period in which the Company’s right to the consideration is unconditional. Contract liabilities consist of billing in excess of revenue recognized primarily related to deferred revenue.

As of January 1, 2023, December 31, 2023 and 2024, the Company had $956,561, $902,524, and $417,815, respectively, of contract liabilities associated with customer deposits for subscription, professional, and technical engineering services, which were reported in deferred revenue on the consolidated balance sheets. The Company expects to recognize $338,441 of this amount during the year ending December 31, 2025, and $79,374 thereafter. During the year ended December 31, 2024 and 2023, $1,934,327 and $1,398,835 were recognized as revenue, respectively.

Credit Risk and Major Customers/Supplier Concentration

Financial instruments potentially subject the Company to credit risk concentrations consisting of cash and trade accounts receivable. The Company maintains all its cash in commercial depository accounts, insured by the Federal Deposit Insurance Corporation. At times, cash deposits may exceed federally insured limits. Any loss incurred or lack of access to such funds could have an adverse impact on the Company’s financial condition, results of operations, and cash flows.

In the aggregate, the Company had two customers whose accounts receivable represented 50% of the Company’s total accounts receivable as of December 31, 2024. In the aggregate, the Company had five customers whose accounts receivable represented 85% of the Company’s total accounts receivable as of December 31, 2023.

The Company had two customers that in the aggregate accounted for 24% of total revenue for the years ended December 31, 2024 and 2023, respectively. Although the Company seeks to reduce dependence on those customers, the partial or complete loss of certain of these customers could have at least a temporary adverse effect on the Company’s results of operations.

The Company had one vendor whose accounts payable and accrued liabilities represented 22% of the Company’s total accounts payable and accrued liabilities as of December 31, 2024. The Company had no single vendor with over 10% or more of the Company’s total accounts payable and accrued liabilities as of December 31, 2023.

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities, and due to/from related party, approximate fair value due to their short-term nature.

See Note 16 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the public warrants, private warrants, bridge warrants (as defined below), extension warrants (as defined below), and the September 2024 warrants (as defined below), and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Fixed Assets

Fixed assets are recorded at historical cost, less accumulated depreciation. The Company expenses fixed assets purchased that are less than $1,000. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. During the year ended December 31, 2024, the Company purchased office and medical equipment, which is being depreciated over a three-year useful life. The acquisition of iDoc (see further Note 4 Business Combination) also resulted in office and medical equipment and furniture fixed asset additions during the year ended December 31, 2024. Depreciation is calculated on the straight-line method over the estimated useful lives of these respective assets, which is three to ten years. Repair and maintenance costs are charged to expenses as incurred.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired, and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis performed, the Company concluded the fair value of the Telehealth Services reporting unit was less than its carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operation for the year ended December 31, 2024 (refer to Impairment of Long-lived and Intangible Assets Other than Goodwill section below). As of the closing of the Business Combination, June 24, 2024, the fair value of goodwill was $61,591,904, as described in Note 4 Business Combination. As of December 31, 2024, accumulated impairment charges were $56,675,210.

Intangible Assets

Intangible assets are presented at their historical costs, net of amortization. Historical cost of intangible assets acquired in a business combination represents the fair value at acquisition. The fair value at acquisition is determined based on the appraised value of the asset. Intangible assets are composed of developed technology and customer relationships (see Note 4 Business Combination). Developed technology and customer relationships are amortized using the straight-line method over the five-year and ten-year estimated useful lives of the assets, respectively. Identifiable intangible assets subject to amortization consist of the following (there were no intangible assets as of December 31, 2023):

	December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Additions	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$-	$2,100,000	($105,000)	$1,995,000
Developed technology	5 years	—	10,000,000	(1,000,000)	9,000,000
		$-	$12,100,000	($1,105,000)	$10,995,000

Expected amortization expense is as follows:

Year ending December 31, 2025	$2,210,000
Year ending December 31, 2026	2,210,000
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029	2,155,000
Total	$10,995,000

For the years ended December 31, 2024 and 2023, the Company recorded amorization expense of $1,105,000 and $0, respectively, within general and administrative expenses on the consolidated statements of operations.

Impairment of Long-Lived and Intangible Assets Other than Goodwill

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

During the years ended December 31, 2024 and 2023, the Company did not identify any impairment of long-lived and intangible assets other than goodwill.

Original Issue Discount on Debt

When the Company issues notes payable with a face value higher than the proceeds it receives, it records the difference as a debt discount and amortizes the discount as interest expense using the effective interest method over the life of the underlying note payable.

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

Segments

The Company determined its operating and reportable segments in accordance with ASC 280, Segment Reporting. Management evaluates a reporting unit by first identifying operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has two operating and reportable segments. The Company’s operating segments reflect the manner in which its chief operating decision makers, which is currently shared between the Co-Chief Executive Officers, Milton Chen and Imo Aisiku, review results and allocate resources.

The Company’s operating and reporting segments are Healthcare Technology (“Technology”) and Telehealth Services (“Telehealth”). VSee Lab, Inc is included in Technology, while iDoc Virtual Telehealth Solutions, Inc. is included in Telehealth.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company adopted this ASU for the year ended December 31, 2024 and it resulted in additional disclosures. Refer to Note 15 Reportable Segments for the Company’s disclosure in accordance with ASU 2023-07.

Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09. We are currently evaluating the provisions of this ASU and expect to adopt them when effective for the year ending December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures in the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities, which amends ASC 326-20 to provide a practical expedient and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

The Company continues to evaluate the impact of new accounting pronouncements, including enhanced disclosure requirements, on its business processes, controls and systems.

Note 4	Business Combination

Acquisition of iDoc Telehealth Solutions, Inc.

On June 24, 2024, the Company completed the Business Combination between DHAC, VSee Lab, Inc. (“VSee Lab”), a company providing comprehensive telehealth platform and software services for U.S. hospitals and enterprises, and iDoc Telehealth Solutions, Inc. (“iDoc”), a tele-intensive acute care and tele-neurocritical care company, providing tele-intensive acute care, and tele-neurocritical care in high value hospital environments. As noted above, the closing of the Business Combination resulted in the acquisition of iDoc and a reverse recapitalization with DHAC (see Note 13 Equity for discussion of recapitalization). The acquisition of iDoc is treated for accounting purposes as VSee Lab being the accounting acquirer and iDoc the acquiree. iDoc can complement VSee Lab’s business by leveraging its extensive telehealth platform, and neuro and general critical expertise to treat and monitor acutely ill patients with diseases of the brain, spinal cord, heart, and lungs that often have complicated medical problems and by responding to the need for rapid, effective treatment of emergency patients and the shortage of critical care experts. The Telehealth market today is one characterized by rapid transformation, with major customers and hospital systems looking to build or add capabilities and major legacy competitors looking to shore up historical limitations. The rapid transformation of the telehealth market indicates strong future growth of the market, and its current offerings provide an attractive value proposition to health systems, medical groups, and individual medical practitioners, driving higher market share.

As such, at the Closing of the Business Combination and for accounting purposes, the transaction was treated as if VSee Lab issued (1) 4,950,000 shares of Common Stock to iDoc stockholders; (2) 292,500 shares of Common Stock pursuant to one of the A&R Loan Conversion SPA between DHAC, iDoc and a lender in connection with the payoff of a debt between iDoc and the lender at the Closing; (3) 300,000 shares of Common Stock pursuant to the A&R Loan Conversion SPA between DHAC, iDoc and the Bridge Investor in connection with the payoff of a debt between iDoc and the Bridge Investor at the Closing; and (4) 300 shares of Series A Preferred Shares that are convertible into 150,000 shares of Common Stock assuming maximum conversion at the floor conversion price of $2 in connection with the payoff of an outstanding debt of iDoc. This represents an aggregate of 5,692,500 shares of Common Stock (among which 5,542,500 shares of Common Stock were issued at Closing and 150,000 shares of Common Stock were issuable at Closing upon conversion of the Series A Preferred Shares), representing approximately $68,936,175 in consideration based on a closing price of $12.11 per share as of the Closing Date on June 24, 2024.

Purchase Consideration

The following table summarizes the purchase consideration for the iDoc acquisition:

Amount
4,950,000 shares of common stock issued to sellers at $12.11 per share	$59,944,500
292,500 shares of common stock issued upon conversion of debt at $12.11 per share	3,542,175
300,000 shares of common stock issued upon conversion of debt at $12.11 per share	3,633,000
300 shares of series A preferred stock issued upon conversion of debt, of which upon conversion, 150,000 shares of common stock are issuable, at $12.11 per share	1,816,500
Total purchase consideration	$68,936,175

A summary of the allocation of the total purchase consideration for iDoc is presented as follows:

Total purchase price consideration, net of cash acquired of $29,123	$68,907,052

Estimated fair value of assets acquired:
Accounts receivable, net*	532,982
Due from related party	992,746
Note receivable, related party	245,500
Prepaid expenses and other current assets	164,661
Customer relationships	2,100,000
Developed technology	10,000,000
Right-of-use assets	695,417
Fixed assets	839,785
Total assets acquired	15,571,091

Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	2,560,775
Line of credit and notes payable	2,516,345
Lease liabilities - operating - related party	265,058
Lease liabilities - operating	430,359
Lease liabilities - finance	736,624
Deferred tax liabilities	1,746,782
Total liabilities assumed	8,255,943

Goodwill	$61,591,904

* As of the acquisition date, gross contractual accounts receivable was approximately $3.8 million and the Company expects that approximately $3.3 million will not be collected.

The Company’s consolidated statement of operations for the year ended December 31, 2024 include revenue of $2,217,733 and a net loss of $58,134,446, including goodwill impairment charges of $56,675,210, attributable to iDoc since the date of acquisition.

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

Developed technology represents the estimated fair value of iDoc’s internally developed processes, methodologies, algorithms, applications, technology platform, software code, website content, user interfaces, graphics, trade dress, databases and domain names. Customer relationships represent the preliminary estimated fair value of the underlying relationships with iDoc’s customers.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of VSee Health’s operations and iDoc’s operations, as though the acquisition of iDoc had been completed as of the beginning of fiscal 2023. The pro forma financial information for the years ended December 31, 2024 and 2023, combines our results for these periods with that of iDoc’s results for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the pro forma financial information:

	For the Years Ended December 31,
	2024	2023
		(Restated)
Total revenues	$12,956,035	$12,467,079
Net loss	$(58,167,923)	$(9,035,462)
Weighted average shares:
Basic and diluted	15,057,259	14,665,277
Net loss per share:
Basic and diluted	$(3.86)	$(0.62)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2023. The financial information for the periods presented above includes pro forma adjustments as follows:

	For the Years Ended December 31,
	2024	2023
Amortization of intangible assets	$(2,210,000)	$(2,210,000)
Transaction expenses	$301,013	$445,270

Recapitalization

As discussed at the closing (the “Closing”) of the Business Combination, (1) each share of DHAC common stock was re-designated as a share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and each outstanding warrant of DHAC was re-designated as a warrant of the Company and each whole warrant exercisable for one share of the Company’s Common Stock at an exercise price of $11.50 (the “Public Warrant”); and (2) each issued and outstanding share of Class A common stock of VSee Lab (including all securities that are converted or exchanged into shares of VSee Lab Class A common stock) immediately prior to the Business Combination was automatically cancelled and extinguished and converted into the right to receive approximately 0.40 shares of Common Stock.

The shares and options granted to VSee shareholders were determined based on the estimated value attributed to VSee of $60.50 million as determined by the Board (“Board of Directors”) in its negotiations with VSee management. The 803,646 options granted (629,344 are fully vested, and 174,302 partially vest at closing with a portion vesting after one year) at the closing of the business combination and in accordance with ASC 805 are deemed to be part of the consideration granted in the business combination exchange as such no compensation expense is recognized. As such, the fully vested options are considered part of the recapitalization and have no accounting impact. There are a total of 174,302 options issued to employees who will vest between 40% and 60% over a one-year service period subsequent to the business combination which will be valued as of June 24, 2024 the grant date (see Note 13 for further discussion).

Common Stock Outstanding After Business Combination:
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

For accounting purposes, since the Business Combination was treated as a reverse merger by and among VSee Lab, DHAC and was accounted as a reverse recapitalization, the 3,603,933 shares of DHAC common stock outstanding at the Closing were allocated to net the $18,035,760 liabilities assumed by the Company (as the successor of VSee Lab for accounting purposes). The following is a summary of the recapitalization and net equity impact on business combination by the Company on June 24, 2024:

Cash - Trust and cash	$1,323,362

Liabilities assumed
Accrued Expenses	(5,530,630)
Due to Sponsor	(657,659)
Exchange Note	(6,155,925)
ELOC	(694,512)
Additional Bridge Notes	(466,646)
Promissory Note - Related Party	(350,000)
Promissory Note - SCS Capital Partners LLC	(765,000)
Deferred Underwriting Fee Payable	(4,370,000)
Promissory Note - Extension Note	(335,750)
Extension Note - Embedded Derivative	(33,000)
Total liabilities assumed	(19,359,122)
Net liabilities assumed	$(18,035,760)

Note 5	Fixed Assets

The components of fixed assets are summarized as follows:

	December 31, 2024	December 31, 2023
Office equipment	$28,019	$3,335
Medical equipment	123,094	1,000
Furniture	5,046	—
Leased equipment	736,624	—
Leasehold improvements	6,604	—
	899,387	4,335
Less: Accumulated depreciation	(219,145)	(678)
Fixed assets, net	$680,242	$3,657

The Company recorded $17,834 and $678 in depreciation expense during the years ended December 31, 2024 and 2023, respectively. Depreciation on the leased equipment is included in the accumulated depreciation. During the year ended December 31, 2024 the Company (as the successor of VSee Lab for accounting purposes) recorded $200,633 in depreciation expenses related to the leased equipment.

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (see Note 4 Business Combination), the Company acquired, at fair value, $736,624, $79,801, $11,709, $6,604 and $5,045 of leased equipment, medical equipment, office equipment, leasehold improvements and furniture, respectively.

Note 6	Leases

Operating Leases

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (see Note 4 Business Combination), the Company assumed the following operating leases under iDoc. iDoc leased office space in Boston, Massachusetts (“Massachusetts Lease”), Houston, Texas (“Texas Lease”), and Houston, Texas (“New Houston Lease”). iDoc commenced a new Massachusetts lease on September 1, 2023, ending on August 31, 2028. The Texas Lease was renewed on February 1, 2022 and was terminated in July 2024, with an initial termination date of January 31, 2027. As a result of the termination, a related party right-of-use asset of $260,373 and related party lease liability of $265,059 were relieved. iDoc commenced a New Houston Lease on April 1, 2024 ending on March 31, 2027. The monthly lease payments for the Massachusetts Lease are $9,380 between September 1, 2023 and August 31, 2024, $9,630 between September 1, 2024 and August 31, 2025, $9,870 between September 1, 2025 and August 31, 2026, $10,120 between September 1, 2026 and August 31, 2027, and $10,360 between September 1, 2027 and August 31, 2028. The monthly lease payments for the Texas Lease are $10,000, and for the New Houston Lease are $1,000. The Company has no restrictive covenants related to the operating leases. The Company has no leases not yet commenced.

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

Operating lease right of use assets are summarized as follows:

	December 31, 2024	December 31, 2023
Office lease	$433,173	$—
Less: Accumulated amortization	53,588	—
Right-of-use assets, net	$379,585	$—

Operating lease liabilities are summarized as follows:

	December 31, 2024	December 31, 2023
Office lease	$342,174	$—
Less: Current portion	(72,836)	—
Long-term portion	$269,338	$—

As of December 31, 2024 and 2023, $96,589 and $0, respectively, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the consolidated balance sheets.

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2025	$128,520
Year ending December 31, 2026	131,440
Year ending December 31, 2027	125,400
Year ending December 31, 2028	82,880
Year ending December 31, 2029	—
Total future minimum lease payments	468,240
Less: Imputed interest	(126,066)
Present value of payments	$342,174

Expenses incurred with respect to the Company’s operating leases during the years ended December 31, 2024 and 2023, which are included in general and administrative expenses on the consolidated statements of operations, are set forth below:

	For the Years Ended
	December 31, 2024	December 31, 2023
Operating lease expense:
Operating lease expense	$113,149	$—
Total operating lease expense	$113,149	$—

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	December 31, 2024		December 31, 2023
Weighted average remaining lease term	3.6	years	—	years
Weighted average discount rate	17.9%		—%

Finance Leases

As a result of the acquisition of iDoc on June 24, 2024 (see Note 4 Business Combination), the Company assumed the following finance leases under iDoc. Commencing during the year ended December 31, 2022, iDoc leased office equipment under three finance leases with combined monthly payments of $20,313. The leases mature between June 2026 and August 2026, respectively. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024 (see Note 11 Commitments, Contingencies, and Concentration Risk). On December 13, 2024, the Company revised the forbearance agreement. With a maturity date of June 16, 2025. Accordingly, the entirety of the finance lease has been reclassed to financing lease liabilities within current liabilities on the consolidated balance sheets as of December 31, 2024. Leased equipment and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s borrowing rate to fair value the finance leases, estimated to be 19.3%, as the interest rate implicit in most of its leases is not readily determinable.

Finance leased equipment is summarized below:

	December 31, 2024	December 31, 2023
Equipment lease	$736,624	$—
Less: Accumulated amortization	(200,633)	—
Leased equipment, net	$535,991	$—

Finance lease liabilities are summarized below:

	December 31, 2024	December 31, 2023
Equipment lease	$328,833	$—
Less: Current portion	(328,833)	—
Long-term portion	$—	$—

No financing lease cash payments were made during the years ended December 31, 2024, and 2023. As such, as of December 31, 2024 and 2023, $446,890 and $0, respectively, of the Company’s financing lease liabilities are included in accounts payable and accrued liabilities on the consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases during the years ended December 31, 2024 and 2023, which are included in the consolidated statements of operations, are set forth below:

	For the Years Ended December 31,
	2024	2023
Finance lease asset amortization	$200,633	$—
Finance lease interest	$36,865	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2025	$380,242
Total future minimum lease payments	380,242
Less Imputed interest	(51,409)
Present value of payments	$328,833

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	December 31, 2024		December 31, 2023
Weighted average remaining lease term	1.6	years	—	years
Weighted average discount rate	19.3%		—%

Note 7 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	December 31, 2024	December 31, 2023

Accounts payable	$4,283,397	$416,798
Accrued compensation and benefits	2,176,070	1,240,038
Accrued interest	558,358	52,028
Accrued sales and use tax	999,547	761,873
Accrued financing lease	446,890	-
Other accrued liabilities	879,397	115,544
	$9,343,659	$2,586,281

Note 8Factoring Payable

As a result of the acquisition of iDoc on June 24, 2024, the Company assumed the following factoring payable liabilities from iDoc (see further Note 4 Business Combination). Except as specifically set forth below, the factoring purchase agreements are not collateralized by a general security agreement over iDoc’s personal property and interests. No interest rate is associated with these factoring purchase transactions and no time during which the amount sold must be collected because the weekly amount is subject to adjustment based on future receipts generated by iDoc or the Company after the Closing of the Business Combination.

(1).A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 total dollar amount of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. The factoring payable under the June 21, 2023 Future Receipt Sale Agreement was $59,527 on December 31, 2024.
(2).A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 total dollar amount of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023 Future Receipt Sale Agreement was $34,315 on December 31, 2024.
(3).A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 total dollar amount of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. The factoring payable under the October 13, 2023 Future Receipt Sale Agreement was $85,166 on December 31, 2024.
(4).A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $108,000 total dollar amount of future receipts for a net purchase price of $75,000 and under which iDoc authorized the factoring purchaser to collect $697 per day. The factoring payable under this October 13, 2023 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.
(5).A Future Receipts Sale Agreement, which iDoc entered on November 8, 2023, pursuant to which iDoc sold $111,000 total dollar amount of future receipts for a net purchase price of $75,000 and under which iDoc authorized the factoring purchaser to collect $1,387 daily. The factoring payable under this November 8, 2023 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.

(6).A Future Receipts Sale Agreement, which iDoc entered on December 20, 2023, pursuant to which iDoc sold $228,000 total dollar amount of future receipts for a net purchase price of $150,000 and under which iDoc authorized the factoring purchaser to collect $1,499 daily. The factoring payable under this December 20, 2023 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.
(7).A Future Receipts Sale Agreement, which iDoc entered on January 11, 2024, pursuant to which iDoc sold $53,200 total dollar amount of future receipts for a net purchase price of $31,500 and under which iDoc authorized the factoring purchaser to collect $2,500 weekly for twelve weeks and a $23,200 balloon collection on April 30, 2024. The agreement is collateralized with a security interest in all accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables of the Company. The factoring payable under this January 11, 2024 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.

Note 9Line of Credit and Notes Payable, Net of Discount

The following is a summary of the notes payable as of December 31, 2024 and 2023:

Notes payable, net of discount	December 31, 2024	December 31, 2023
Note payable issued November 29, 2021	$336,983	$—
Note payable issued December 1, 2021	1,500,600	—
Note payable issued January 12, 2023	—	220,000
Note payable issued August 18, 2023	64,000	—
Note payable issued November 29, 2023	33,000	—
Total notes payable	1,934,583	220,000
Less: Current portion	(433,983)	(220,000)
Less: Fair value adjustment for debt	(906,659)	—
Total notes payable, net of current portion	$593,941	$—

On the notes payable listed above, the weighted average effective interest rate was 5.50% and 11.90% for the years ended December 31, 2024 and 2023, respectively.

Required principal payments under the Company’s notes payable are as follows:

Year ending December 31, 2025	$438,550
Year ending December 31, 2026	26,535
Year ending December 31, 2027	37,720
Year ending December 31, 2028	39,008
Year ending December 31, 2029	40,646
Thereafter	1,352,123
Total	$1,934,583

Description of Notes Payable

As a result of the acquisition of iDoc on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc (see further Note 4 Business Combination).

(1).On November 29, 2021, iDoc issued a $654,044 promissory note to a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (7.50% at December 31, 2024) (see further Note 11 Commitments, Contingencies, and Concentration Risk). iDoc is required to pay the loan in 36 payments of $19,409. As of December 31, 2024, there was an outstanding balance of $336,983 on the promissory note.

For the year ended December 31, 2024, the Company recorded $17,500 in interest. The accrued interest balance, which is included within accrued liabilities on the consolidated balance sheets, as of December 31, 2024 is $43,961. The note is currently in default, and as such, the Company has classified the note in full in current liabilities.
(2).On December 1, 2021, iDoc issued a promissory note to a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of December 31, 2024, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly installment payments, including principal and interest, of $7,682. The Company recorded $28,984 in interest related to the promissory note for the year ended December 31, 2024. The accrued interest balance, which is included within accrued liabilities on the consolidated balance sheets, as of December 31, 2024, is $144,121. The note is currently in default.
(3).On August 3, 2023, iDoc issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized with a debt discount which is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized total interest expense of $393 for the year ended December 31, 2024. As of December 31, 2024, the outstanding balance of the promissory note was $33,000. The note is currently in default.
(4).On August 18, 2023, iDoc issued a 8.0% original issue discount promissory note to an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized with a debt discount which is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of December 31, 2024, the outstanding balance of the promissory note was $64,000. The Company recognized $8,597 interest at the default interest rate for the year ended December 31, 2024. The Company had $17,920 in accrued interest as of December 31, 2024. The note is currently in default.
(5).On November 13, 2023, iDoc issued a 10% original issue discount promissory note to an accredited investor with a principal balance of $22,000. Notes payable issued with a face value higher than the proceeds it receives are recognized with a debt discount which is amortized as interest expense over the life of the underlying note payable. The promissory note matured on December 13, 2023, and is collateralized by all the assets of the Company. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized $2,955 in interest at the default interest rate for the year ended December 31, 2024. The note was paid off during the year ended December 31, 2024.
(6).On January 14, 2024, iDoc issued a note payable to a lender in the amount $16,200. The note payable has an 8% interest rate over the 180 day loan term. The Company recorded $675 of interest expense on the loan for the year ended December 31, 2024. The note was paid off during the year ended December 31, 2024.

Furthermore, on January 12, 2023, VSee Lab issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $220,000. Notes payable issued with a face value higher than the proceeds it receives are recognized with a debt discount which is amortized as interest expense over the life of the underlying note payable. The promissory note matured on July 15, 2023. Interest accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. On November 21, 2023, VSee Lab, DHAC and the investor entered into a Loan Conversion SPA pursuant to which $220,000 of the promissory note principal balance would be converted into Series A Preferred Stock of the Company at the Closing of the Business Combination. The Company settled the promissory note by issuing 220 shares of Series A Preferred Stock to the investor at the Closing. As of December 31, 2023, the outstanding balance of the promissory note was $220,000. VSee Lab recognized $20,000 of amortized debt discount and $12,980 in accrued interest for a total expense of $32,980 for the year ended December 31, 2023. As of December 31, 2023, the Company had $12,980 in accrued interest, which is included within accounts payable and accrued liabilities on the consolidated balance sheets.

Line of Credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate (7.50% at December 31, 2024). On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (7.50% at December 31, 2024) (see further Note 11 Commitments, Contingencies, and Concentration Risk).

On December 13, 2024, the Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025. As of December 31, 2024, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liability - finance, and accrued interest is included in accounts payable and accrued liabilities.

As a result of the acquisition of iDoc on June 24, 2024, the Company assumed the revolving line of credit. As of December 31, 2024, the Company had an outstanding balance of $456,097 on the line of credit. The Company recorded $23,697 in interest related to the line of credit for the year ended December 31, 2024. The accrued interest balance, which is included within accrued liabilities on the consolidated balance sheets, as of December 31, 2024, is $52,190.

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

Business Combination, 300,000 shares of Common Stock were issued to the Bridge Investor on June 24, 2024 and the Company derecognized the related contingent liability.
●	On November 21, 2023 and as further amended and restated on February 13, 2024, DHAC, iDoc and Tidewater Ventures, LLC (“Tidewater”), entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by iDoc to Tidewater in the aggregate amount of $585,000 were converted into shares of VSee Health Common Stock to be issued to the Bridge Investor at the Closing. As a result of the Closing of the Business Combination, 292,500 shares of Common Stock were issued to Tidewater on June 24, 2024 and such promissory note owned thereof was paid off.
●	On November 21, 2023 and as further amended and restated on February 13, 2024, DHAC, iDoc and the Bridge Investor, entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by iDoc to the Bridge Investor in the aggregate amount of $600,000 were converted into shares of VSee Health Common Stock to be issued to the Bridge Investor at the Closing. As a result of the Closing of the Business Combination, 300,000 shares of Common Stock were issued to the Bridge Investor on June 24, 2024 and such promissory note owned thereof was paid off.

Exchange Note and Exchange Financing

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the Exchange Note due to the reverse merger with DHAC on June 24, 2024.

In connection with a securities purchase agreement by and among DHAC, VSee Lab, iDoc and the Bridge Investor dated October 5, 2022 (the “Original Bridge SPA”), DHAC, VSee Lab, and iDoc each issued to the Bridge Investor a 10% original issue discount senior secured convertible notes or (collectively, the “Original Bridge Notes” and individually, the “DHAC Bridge Notes,” “VSee Bridge Notes” and “iDoc Bridge Notes” when referring to Original Bridge Notes issued to DHAC, VSee Lab, and iDoc, respectively) in an aggregate principal amount of approximately $2,222,222. On November 21, 2023, DHAC, VSee Lab, iDoc and the Bridge Investor entered into an Exchange Agreement. Pursuant to the Exchange Agreement, the Bridge Investor agreed to exchange all amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than the principal amount of $600,000 thereof, and (iii) the iDoc Bridge Note other than the principal amount of $600,000 thereof for a senior secured convertible promissory note with an aggregate principal value of $2,523,744 (the “Exchange Note”). As such, the Company issued the Exchange Note to the Bridge Investor in connection with the Closing of the Business Combination on June 24, 2024. The transactions contemplated by the Exchange Agreement and the Exchange Note are hereby referred as the “Exchange Financing.”

The Exchange Note bears interest at a rate of 8% per annum and is convertible into shares of common stock of VSee Health at a fixed conversion price of $10 per share. The conversion price of the Exchange Note is subject to reset if the Company’s Common Stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s Common Stock in the 10th trading dates prior to the measurement date and (y) $2.00. As of December 31, 2024, the conversion price of the Exchange Note was reset to $2.00 per share. Amounts repaid may not be reborrowed. The Bridge Investor may set off and deduct the amounts due under the Exchange Note pursuant to and in accordance with the terms of the Exchange Agreement. The Exchange Note is also guaranteed by each of the Company, VSee Lab and iDoc and is fully secured by collateral of the Company and its subsidiaries including, without limitation, the intellectual property, trademark, and patent rights. The parties entered into an Amended and Restated Security Agreement and certain intellectual property security agreements on the Closing Date granting such security interest in favor of the Bridge Investor.

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

On August 8, 2024, $566,740 of outstanding principal on the Exchange Note was converted into 213,759 shares of Common Stock, at a conversion price based on a 5% discount to the prior trading day VWAP. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $98,050, reflecting the difference between the carrying value of the Exchange Note being converted (recorded at fair value) and the fair value of the shares of common stock issued upon conversion (which was $664,790).

On November 26, 2024, $500,000 of outstanding principal with accrued interest expense of $11,693 on the Exchange Note was converted into 255,847 shares of Common Stock. The portion of the Exchange Note converted on this date had a fair value of $512,693.

As of December 31, 2024, the Exchange Note’s fair value was $1,499,000, and the principal outstanding was $1,523,744. The Company recognized a total Exchange Note interest expense of $55,861 for the year ended December 31, 2024 and a change in fair value of $3,527,756 for the year ended December 31, 2024 (see further Note 16 Fair Value Measurements).

Additional Bridge Financing

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed that certain Additional Bridge Notes due to the reverse merger with DHAC on June 24, 2024.

On November 21, 2023, DHAC, VSee Lab and iDoc entered into an amendment to the Original Bridge SPA (the “Bridge Amendment”), pursuant to which the Bridge Investor agreed to purchase additional promissory note in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased on November 21, 2023, which will mature on May 21, 2025 and (2) a $55,556 note (which was purchased on January 25, 2024 and will mature on July 25, 2025) (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of the Company’s Common Stock, at an initial fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if the Company’s Common Stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s Common Stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of December 31, 2024, $150,000 pursuant to the Additional Bridge Notes has been funded to the Company. The transactions contemplated by the Bridge Amendment and the Additional Bridge Notes are hereby referred as the “Additional Bridge Financing.”

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

On August 2, 2024, holders of the Additional Bridge Notes converted an aggregate $41,417 of outstanding principal into 14,199 shares of common stock, at a conversion price based on a 5% discount to the prior trading day VWAP. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $18,928, reflecting the difference between the carrying value of the Additional Bridge Notes being converted (recorded at fair value) and the fair value of the shares of common stock issued upon conversion (which was $60,346).

On November 26, 2024, the remaining $92,593 of outstanding principal on the Additional Bridge Notes were converted into 46,565 shares of Common Stock and the Additional Bridge Notes were settled in full. The Additional Bridge Notes converted on this date had a fair value of $99,535.

The Company recognized a total Additional Bridge Notes interest expense of $42,666 for the year ended December 31, 2024 and a change in fair value of $273,549 for the year ended December 31, 2024 (see further Note 16 Fair Value Measurements). The cash repayments of the note totaled $41,667 for the year ended December 31, 2024.

Extension Note (Extension Financing)

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed Extension Note due to the reverse merger with DHAC on June 24, 2024. The Extension Note was paid off in full by the Company in June 2024 and is no longer outstanding as of December 31, 2024.

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

The Company reviewed the Extension Warrants and Extension Shares issued in connection with the Extension Purchase Agreement under ASC 815 and concluded that the Extension Warrants are not in scope of ASC 480 and are not subject to the Derivative guidance under ASC 815. The Extension Warrants and the Extension Shares were classified in stockholders’ equity. As such the proceeds of the Extension Note were allocated using the relative fair value basis among all three instruments.

The Company reviewed the contingent early repayment option granted in the Extension Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Extension Note proceeds between the Extension Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at June 24, 2024 was $33,000 and $335,750 was allocated to the principal balance of the note with $30,000 of accrued interest for a total of $365,750. On June 30, 2024, the Company paid the Extension Note in full in the amount of $365,750 and derecognized the embedded derivative recognizing a change in the fair value of the derivative of $33,000 (see further Note 16 Fair Value Measurements).

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

The Quantum Convertible Note was issued and sold to the Quantum Investor subsequent to the Closing of the Business Combination on June 25, 2024. The Quantum Convertible Note was further amended on July 3, 2024, whereby the maturity date of the Quantum Convertible Note was changed from June 25, 2025 to June 30, 2026, and that eighteen months of interest will be guaranteed regardless of early pay or redemption. Furthermore, the Quantum Convertible Note bears interest at a rate of 12% per annum and is convertible into shares of the Company’s Common Stock at (1) a fixed conversion price of $10.00 per share, which was reset to $3.20 per share pursuant to the terms thereof and as further described below; or (2) 85% of the lowest daily VWAP (as defined in the Quantum Convertible Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Convertible Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30-day anniversary of the Quantum Convertible Note issuance date (the “Average Price”) is less than $10.00, to a price equal to the Average Price but in no event less than $2.00. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Convertible Note if the Company provides the Quantum Convertible Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00. If an event of default occurs, the Quantum Convertible Note would bear interest at a rate of 18% per annum.

On June 25, 2024, $2,700,000 (net of original issue discount of $210,000 and legal fees of $90,000 pursuant to the Quantum Convertible Note) was funded to the Company. The Quantum Convertible Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Quantum Convertible Note was accounted for as a liability under ASC 480 upon funding of the note. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings. The original issue discount of $210,000 and direct cost of $90,000 was expensed as interest expense.

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during the year ended December 31, 2024 (see further Note 16 Fair Value Measurements).

As of December 31, 2024, the Quantum Convertible Note’s fair value was $3,248,000. The Company recognized interest expense of $185,671 for the year ended December 31, 2024 and a change in fair value of $1,370,234 for the year ended December 31, 2024 (see further Note 16 Fair Value Measurements).

ELOC / Equity Financing

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the ELOC due to the reverse merger with DHAC and iDoc on June 24, 2024.

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

In connection with the Bridge Investor’s commitment to enter into the ELOC transaction, pursuant to the ELOC Purchase Agreement, the Company agreed to issue a convertible note in a principal amount of $500,000 on the date that is six business days after the business combination. The business combination closed on June 24, 2024, therefore the commitment fee was no longer contingent and the Company accrued a $500,000 commitment fee payable as of June 24, 2024. On July 2, 2024, the Company issued the $500,000 convertible note to the Bridge Investor (see “ELOC Commitment Fee Note” below). The $500,000 commitment fee was expensed during the year ended December 31, 2024.

The Company has analyzed the ELOC Purchase Agreement and determined that the contract should be recorded as a liability under ASC 815 and measured at fair value. As a result of the ASC 815 liability classification, the Company is required to re-measure the liability at fair value at each reporting period until the liability is settled.

The Company has determined that the fair value of the ELOC Purchase Agreement is based upon management’s expected usage of the facility. The contract provides no scenario in which the Company may exercise the contract at above market rates (i.e., sell shares at a price above which the shares are currently trading in the active market except that when the Company’s per share stock price drops below $2.00 per share, the Bridge Investor has the discretion to decide whether to purchase the Company’s Common Stock under the ELOC Purchase Agreement at a floor price of $2.00 per share). Furthermore, the choice to exercise the ELOC Purchase Agreement is solely at the discretion of the Company (i.e., does not obligate the Company in any manner). Additionally, the ELOC Purchase Agreement does not impose a fee or fine if the Company chooses not to exercise the contract.

As a result of the Business Combination, the fair value of the ELOC on June 24, 2024 was $694,512 in accordance with ASC 815.

During the year ended December 31, 2024, pursuant to the Equity Purchase Agreement and the Company’s purchase notices thereof, the Bridge Investor purchased an aggregate of 380,000 shares of Common Stock for $760,000 in total proceeds. The maximum remaining availability under the ELOC was $49,240,000.

The fair value of the equity contract was $80,000 as of December 31, 2024, resulting in a change in fair value of the ELOC of $614,512 during the year ended December 31, 2024 (see further Note 16 Fair Value Measurements).

ELOC Commitment Fee Note

On November 21, 2023, DHAC entered into the “ELOC Purchase Agreement” with the Bridge Investor. Pursuant to the ELOC Purchase Agreement, DHAC agreed to issue to the investor, as a commitment fee for this equity purchase transaction, a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company’s Common Stock at an initial price of $10 per share (the “ELOC Commitment Fee Note”) after the closing of the business combination.

On July 2, 2024, the Company issued to the Bridge Investor the “ELOC Commitment Fee Note”. The original maturity date of the ELOC Commitment Fee Note was September 22, 2024. The conversion right is exercisable by the Bridge Investor at any time after issuance, and includes certain standard antidilution adjustments. Upon the occurrence of an event of default, the Bridge Investor may require repayment in cash or in shares at its discretion, in an amount representing the greater of the outstanding principal balance and any accrued unpaid fees, or the value of the conversion shares issuable multiplied by the highest closing price for the Company’s common stock during the period from the event of default to conversion.

The Company elected to account for the ELOC Commitment Fee Note at fair value under the fair value option, and estimated its fair value to be $595,000 at issuance. As the related ELOC instrument is classified as a liability, the Company expensed the issuance cost based on its $595,000 fair value, which is included in loss on issuance of financial statements in the consolidated statement of operations for the year ended December 31, 2024 (see also Note 2, Restatement of Previously Issued Financial Statements).

On September 30, 2024, the Company and the Bridge Investor mutually agreed to extend the maturity date of the ELOC Commitment Fee Note from September 23, 2024, to December 31, 2024. The Company accounted for the extension of the maturity date as an extinguishment. The Company recorded a gain on extinguishment of $5,000 during the year ended December 31, 2024 in relation to this extension.

In December 2024, the Bridge Investor fully converted this note into 50,000 shares of common stock. The fair value of the ELOC Commitment Fee Note was $79,500 just prior to conversion. The Company recorded a total gain on change in fair value of $510,500 for the ELOC Commitment Fee Note for the year ended December 31, 2024.

September 2024 Security Purchase Agreement

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

In connection with the September 2024 SPA and Convertible Note, the Company also issued a warrant to the investor to purchase up to 740,741 shares of the Company’s Common Stock. The warrant exercise price is $2.25 per share (exercisable on a cash or cashless basis) and will expire on September 30, 2029. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ equity (deficit) upon its issuance. In addition, upon execution of the September 2024 SPA, the Company issued 100,000 shares of Common Stock to the investor as additional consideration for entering into the September 2024 SPA and related agreements, which were also classified in stockholders’ equity (deficit) upon issuance.

The Company incurred approximately $95,000 of issuance costs in connection with the September 2024 SPA transaction.

After analyzing the terms of the September 2024 Convertible Note and its embedded features, the Company elected to account for the September 2024 Convertible Note at fair value under the allowable fair value option election. As such, the Company initially recognized the September 2024 Convertible Note at its fair value and will subsequently measure the note at fair value with changes in fair value recorded in current period earnings (or other comprehensive income, if specific to Company credit risk). The Company initially recorded the September 2024 Convertible Note at its estimated issuance date fair value of $2,000,000, based on the initial proceeds received. As the proceeds were allocated in full to the September 2024 Convertible Note recorded at fair value, there were no proceeds remaining to allocate to the equity-classified warrants or shares issued under the terms of the September 2024 SPA, on a residual basis. In addition, the Company allocated the issuance costs incurred to the September 2024 Convertible Note, and as such expensed the $95,000 in issuance costs incurred.

As of December 31, 2024, the September Note’s fair value was $2,094,000. The Company recognized a total change in fair value of $132,889 for the year ended December 31, 2024 (see further Note 16 Fair Value Measurements).

Underwriters’ Agreement

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed liabilities under an underwriting agreement between DHAC and Alliance Global Partners (“A.G.P.”) dated November 3, 2021 (the “Underwriting Agreement”) due to the reverse merger with DHAC and iDoc on June 24, 2024.

In connection with the $4,370,000 deferred underwriting fee payable to A.G.P. under the Underwriting Agreement, on November 3, 2022 and as further amended on November 21, 2023, DHAC executed a Securities Purchase Agreement (as amended) with A.G.P. (the “A.G.P. Securities Purchase Agreement”). Pursuant to the A.G.P. Securities Purchase Agreement, the Company issued 4,370 shares of Series A Preferred Stock to A.G.P. upon the Closing of the Business Combination. As such, the Company’s obligation under the Underwriting Agreement was performed and the fees payable to A.G.P. under the Underwriting Agreement were settled in full on June 24, 2024. The Certificate of Designation of the Series A Preferred Stock establishes the terms and conditions of the Series A Preferred Stock (see further Note 13 Equity).

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

At the closing of the Business Combination on June 24, 2024, VSee Lab converted the obligation under the SAFE Agreement valued at $135,000 into shares of VSee Lab, which were then exchanged for 12,846 shares of the Company’s Common Stock valued at the closing price of $12.11 for total value of $155,565. As such, the Company recognized a loss of $20,565 which is included in change in fair value of financial instrument.

Encompass Purchase Liability

As a result of the acquisition of iDoc on June 24, 2024, the Company assumed the principal balance on an acquisition purchase. On January 1, 2022, iDoc acquired 100% of Encompass Healthcare Billing, LLC. (“Encompass”) with a stock purchase agreement to acquire the equity interests of Encompass, according to the acquisition agreement (“Acquisition Agreement”). Per the Acquisition Agreement, iDoc acquired all the outstanding shares of Encompass for a cash payment of $300,000, due upon the closing of the Business Combination. On January 9, 2023, iDoc agreed to an additional obligation of $45,000, which was accounted for as interest expense and reflected in accounts payable and accrued liabilities as of December 31, 2024. As of December 31, 2024, $263,918 is reflected in the consolidated balance sheet as the Encompass Acquisition liability.

Note 10	Related Party

Related Party Transactions by VSee Lab

Notwithstanding the legal form of the business combination pursuant to the Business Combination Agreement, since the Business Combination was accounted for as a reverse recapitalization between VSee Lab and DHAC, and VSee Lab as the accounting acquirer and iDoc as the accounting acquiree and the historical comparative financial information prior to June 24, 2024 as presented in this annual report is that of VSee Lab, the following represent related party transactions incurred by VSee Lab:

(1).During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the Closing of the Business Combination, the shares were issued to the subscribing employees for 239,424 shares of common stock in VSee Health. and as such the payable was reclassified to equity in additional paid in capital as the shares were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related party as of December 31, 2024 and 2023 was $51,900 and $338,506, respectively.
(2).During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized with a debt discount which is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2024 and 2023, the related party balance of the promissory note was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $31,460 and $28,930 in interest expense for the year ended December 31, 2024 and 2023, respectively. The Company (as the successor of VSee Lab for accounting purposes) had $49,390 and $17,930 in accrued interest as of December 31, 2024 and 2023, respectively, which are included within accounts payable and accrued liabilities on the consolidated balance sheets.
(3).On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized with a debt discount which amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2024 and 2023, the balance of the related party promissory note was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $34,320 and $33,120 in interest expense for the year ended December 31, 2024 and 2023, respectively. The Company (as the successor of VSee Lab for accounting purposes) had $55,440 and $21,120 in accrued interest as of December 31, 2024 and 2023, respectively, which are included within accounts payable and accrued liabilities on the consolidated balance sheets.
(4).On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized with a debt discount which amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2024 and 2023, the balance of the related party promissory note $70,000. The Company (as the successor of VSee Lab for accounting purposes) recognized a total interest expense of $24,325 for the year ended December 31, 2024, and did not recognize any interest expense for the year ended December 31, 2023. The Company (as the successor of VSee Lab for accounting purposes) had $17,325 and $0 in accrued interest as of December 31, 2024 and 2023, respectively, which are included within accounts payable and accrued liabilities on the consolidated balance sheets.

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024 (see further Note 4 Business Combination).

(1)A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on December 31, 2024 was $531,656. The transactions and amounts are unsecured and non-interest-bearing.
(2)A note receivable that was issued and sold on September 1, 2022 from iDoc to the then CEO of iDoc, Imoigele Aisiku, with a principal balance of $336,000. The note bears no interest and matures on January 31, 2023. During the year ended December 31, 2024, the related party note receivable was written off by the Company and no further balance remaining outstanding. The Company recognized a $245,500 loss upon the write-off of the related party note receivable balance, which was included in the provision for credit losses for the year ended December 31, 2024. No interest was recognized for the year ended December 31, 2024.
(3)iDoc issued a promissory note on May 15, 2023 with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of December 31, 2024, the outstanding balance of the related party promissory note was $141,651. The loan is included in the Related Party Loan Payable disclosure on the consolidated balance sheets. No interest was recognized for the year ended December 31, 2024.

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

Related Party Transactions by VSee Health (f/k/a DHAC)

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (see further Note 13 Equity).

(1).	On October 24, 2022, DHAC issued and sold an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor, LLC, the sponsor of DHAC (“Sponsor”) On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 would be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 350 shares of Series A Preferred Stocks to the Sponsor at the Closing.
(2).	On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued another $200,000 loan to DHAC for operating expenses. The related note bears interest of 10% and would mature on May 5, 2024. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 765 shares of Series A Preferred Stocks to SCS Capital Partners LLC at the Closing.
(3).	SCS, LLC, as the administrator of DHAC, incurred monthly office management and other operating expenses since the inception of DHAC. As of November 21, 2023, a total of $153,000 office expense was incurred. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the outstanding office expenses in aggregate amount of $153,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this outstanding office expense by issuing 153 shares of Series A Preferred Stocks to SCS, LLC at the Closing.
(4).	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024 and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of December 31, 2024, the full principal amount of the Quantum Convertible Note plus interest accrued thereof remains due and payable. See further Note 9 Line of Credit and Notes Payable, Net of Discount.
(5).	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, Florida. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the year ended December 31, 2024, the Company made cash payments totaling $90,000 to SCS, representing consulting service provided to the Company. In addition, the Company issued 2,500 shares of common stock to SCS with a fair value of $25,000 and recognized total consulting expense of $62,500 related to the stock-based compensation for the year ended December 31, 2024. The Company has accrued the remaining $37,500 payable to SCS related to the future common stock issuances.

(6).	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. On November 8, 2024, the Sponsor affiliate, SCS and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS in the aggregate amount of $405,000 as of December 31, 2024 were converted into 202,500 shares of Common Stock. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company, the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of common stock issued in the settlement.

As of December 31, 2024, $51,900 of advances due to the Sponsor and certain Sponsor affiliates remains due and payable. The Sponsor has no further obligation to fund working capital needs.

(7).	On December 13, 2024, the Company issued 50,000 shares to Dominion Capital to settle the ELOC Commitment Fee Note upon conversion. After the transfer of the shares, Dominion Capital owned a total of 600,000 shares of the Company as of December 31, 2024.

Note 11	Commitments, Contingencies, and Concentration Risk

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

On July 25, 2024, the Company was notified of a lawsuit filed against it. The plaintiffs’ claims arose out of an alleged breach of contract and unjust enrichment. The plaintiffs are seeking payment under the promissory notes, payments related to the breach of the Encompass Acquisition Agreement, prejudgment and post judgment interest, and reasonable attorneys’ fees. In response to this lawsuit, the Company, through its attorney, denied all allegations of breach of contract and unjust enrichment, and filed a counterclaim seeking breach of contract on the part of plaintiffs for failure to pay amounts owed to Encompass for services it rendered to plaintiffs, and breach of contract for failure to pay a corporate credit card bill, promissory estoppel, and unjust enrichment. The lawsuit is currently pending in federal court before the US District Court for the District of Colorado. The parties began engaging in settlement discussions shortly after the complaint was served and are still actively engaged in such discussions.

As of December 31, 2024, the Company determined that the range of loss cannot be reasonably estimated, and no reserve was established for the contingency.

Contingencies

VSee Lab has a commission agreement for total commitment of $1,049,985 with a vendor to generate revenue opportunities in the international market. As of December 31, 2024 and 2023, the Company (as the successor of VSee Lab for accounting purposes) made payments and other adjustments of $946,152 and $639,752, respectively, on this reseller agreement. As of December 31, 2024 and 2023, the Company (as the successor of VSee Lab for accounting purposes) has a remaining commitment of $82,677 and $410,233, respectively, on this reseller agreement. The commitment is not reflected in the consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following commitments by iDoc due to the reverse merger with DHAC and iDoc on June 24, 2024 (see further Note 4 Business Combination).

(1).iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of December 31, 2024 and 2023, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively, on this agreement. The commitment is not reflected in the consolidated financial statements as it is due and payable upon delivery and servicing installation of the Telepresence Robots and software applications.
(2).iDoc has a promissory note with a principal balance of $200,000 with a related party (see further Note 10 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.
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
(4).On November 1, 2023, the iDoc entered a forbearance agreement related to the promissory note and line of credit issued by a bank on November 29, 2021, and its finance leases (see further Note 9 Line of Credit and Notes Payable, Net of Discount). Pursuant to the forbearance agreement, effective November 1, 2023, the interest rate on the promissory note and the line of credit is payable monthly at 3% above the Wall Street Journal prime rate (7.5% at December 31, 2024). In consideration of the bank forbearing on its right to collect the amount due and owing until January 10, 2024, iDoc agreed to make respective payments of $20,000 on November 13, 2023 and $80,000 on November 30, 2023. iDoc defaulted on the forbearance at the end of December 2023. Upon default of the forbearance agreement, the lender has the right to take appropriate action to collect the amounts owed. The bank’s forbearance obligation shall terminate immediately, irrevocably, and without notice in the event of the borrower’s default under any provision of this agreement. This litigation was resolved by agreed judgment signed by the Court on June 24, 2024, under the judgment iDoc was ordered to pay a total principal amount of $1,499,409 prejudgment interest of $72,049 through May 13, 2024 and a daily interest rate of $416 thereafter. On December 13, 2024, The Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025. As of December 31, 2024, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liability - finance, and accrued interest is included in accounts payable and accrued liabilities.

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of December 31, 2024 and 2023, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk concentrations consisting of cash and trade accounts receivables. The Company maintains all its cash in commercial depository accounts, insured by the Federal Deposit Insurance Corporation. At times, cash deposits may exceed federally insured limits. Any loss incurred or lack of access to such funds could have an adverse impact on the Company’s financial condition, results of operations, and cash flows.

Major Customer Concentration

In the aggregate, the Company had two customers whose accounts receivable represented 50% of the Company’s total accounts receivable as of December 31, 2024. In the aggregate, the Company had five customers whose accounts receivable represented 85% of the Company’s total accounts receivable as of December 31, 2023.

The Company had one customer that accounted for 13% of total revenue for the year ended December 31, 2024 and two customers that accounted for 24% of total revenue for the year ended December 31, 2023.

Major Vendor Concentration

The Company had one vendor whose accounts payable and accrued liabilities represented 22% of the Company’s total accounts payable and accrued liabilities as of December 31, 2024. The Company had no single vendor with over 10% or more of the Company’s total accounts payable and accrued liabilities as of December 31, 2023.

Other Matters

The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.0 million and $0.8 million as of December 31, 2024 and 2023 within accounts payable and accrued liabilities on the consolidated balance sheets.

Note 12	Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2024	2023
Current provision (benefit):
Federal	$—	$(14,334)
State	36,504	—
Total current provision (benefit)	36,504	(14,334)

Deferred provision (benefit):
Federal	(1,475,347)	1,994,609
State	(204,058)	(141,785)
Total deferred provision (benefit)	(1,679,405)	1,852,824

Income tax provision (benefit)	$(1,642,901)	$1,838,490

For the years ended December 31, 2024 and 2023, the loss before benefit from (provision for) income taxes was $59,344,916 and $1,886,964, respectively. The Company had an effective tax rate of 2.77% and (97.44)% for the years ended December 31, 2024 and 2023, respectively.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
U.S. statutory rate	21.00%	21.00%
State taxes, net of federal	3.35	6.10
Change in valuation allowance	2.10	(134.18)
Return to provision	(1.69)	8.27
Goodwill impairment	(22.60)	—
Permanent differences, net	0.61	1.37
Other	—	—
Income tax provision	2.77%	(97.44)%

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,919,766	$2,386,629
Bad debt expense	566,346	9,083
Fixed assets	—	16
Accounts payable and accrued liabilities	375,907	—
Interest payable	74,565	—
Accrued payroll	269,958	—
Deferred revenue	78,189	136,136
Deferred compensation	211,778	—
Accrued interest, related party	28,909	—
Start-up costs	738,876	—
Operating and finance lease liabilities	70,742	—
Total gross deferred tax assets	6,335,036	2,531,864
Less: valuation allowance	(3,086,603)	(2,531,864)
Net deferred tax assets	3,248,433	—

Deferred tax liabilities:
Depreciation	(5,051)	—
Amortization	(2,581,286)	—
Accounts receivable	(702,703)	—
Prepaids and other current assets	(26,771)	—
Total deferred tax liabilities	(3,315,811)	—

Total deferred tax assets (liabilities)	$(67,378)	$—

The Company has Federal and State net operating loss (“NOLs”) carryforwards of approximately $15,436,000 and $17,860,000, and $8,800,000 and $7,100,000, as of December 31, 2024 and December 31, 2023, respectively. Approximately $3,573,000 in Federal NOLs were generated prior to January 1, 2018 and can be deducted at 100% of income, and these NOLs start to expire in 2030. The remaining Federal NOLs of approximately $11,863,000 were generated after December 31, 2017 and have an infinite carryforward period, but are subject to an 80% deduction limitation based upon pre-NOL deduction taxable income. State NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2032.

On June 24, 2024, the Company consummated a reverse recapitalization for US GAAP purposes, resulting in a non-taxable transaction in accordance with the Internal Revenue Code of 1986, as amended (the “Code”) Section 368. Under this method of accounting, DHAC will be treated as an “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination will be treated as the equivalent of VSee Lab issuing stock for the net assets of DHAC, accompanied by a recapitalization. The net assets of DHAC will be stated at historical cost, with no goodwill or other intangible assets recorded. iDoc is treated as the acquired entity under a forward purchase and will be consolidated as of the acquisition date with goodwill recognized for the portion of consideration paid in excess of net assets acquired after their step-up to fair market value.

The utilization of the Company’s net operating loss carryforwards could be subject to annual limitations under Section 382 and 383 of the Code, and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The tax consolidated group finalized its Section 382 analysis for the period December 31, 2009 through June 24,

2024. The tax consolidated group experienced an Ownership Change under Section 382 on June 24, 2024 as a result of its business combination transaction. The cumulative NOLs as of that date were approximately $13,200,000. The cumulative Section 382 limitation as of December 31, 2024 with respect to that Ownership Change is approximately $7,000,000, so the NOLs generated for that period of approximately $2,976,000 will be fully utilized. A Section 382 analysis was not performed for the period June 25, 2024 through December 31, 2024. To the extent that a study is completed for this period and an ownership change is deemed to occur, the Company’s net operating losses could be limited, however, the Company does not expect any resulting impact on its tax provision.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2024 and December 31, 2023.

The Company is subject to taxation in the United States at both the federal level and within various state jurisdictions. The Company is not currently under examination by any tax authority. The statute of limitations for net operating loss carryforwards commences in the tax year in which the losses are utilized.

In accordance with ASC 740, Income Taxes, specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded as of December 31, 2024 and December 31, 2023.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

Note 13	Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has allocated 6,500 of such shares for the Series A Preferred Stock and 6,158 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2024.

Series A Preferred Stock

The Series A Preferred has the following rights and privileges:

Voting – Series A preferred stockholders are permitted to vote with the same voting rights as common stockholders in any actions to be taken by the stockholders of the Company, including any action with respect to the election of directors to the Board of Directors of the Company. With respect to any vote with the class of Common Stock, each Preferred Share shall entitle the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible (subject to the ownership limitations specified 4.99%) using the record date for determining the stockholders of the Company eligible to vote on such matters as the date as of which the Conversion Price is calculated.

Dividends – Series A preferred stockholders shall be entitled to receive cumulative participating dividends when and if declared. Dividends are prior and in preference to any declaration or payment of any dividend to the common stockholders of the Company.

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

Conversion – Series A preferred stock is convertible into common stock at the option of the holder, at any time after the earlier of (i) twelve months from the Initial Issuance Date (June 24, 2024) or (ii) the date on which no shares of Series A preferred stock remain outstanding, at the initial rate of $10.00 per share, with an alternate optional conversion, with respect to any Alternate Conversion that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the three (3) Trading Days with the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (II) three (3) (such period, the “Alternate Conversion Measuring Period”). All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Alternate Conversion Measuring Period.

Redemption – The Company shall have the right to redeem all, or any portion, of the Series A preferred stock then outstanding at a price equal to 100% of the stated value ($1,000 per share) of the shares being redeemed. The Company’s right to redeem the Series A preferred stock is one-time in nature and such exercise shall be irrevocable. The preferred stock are not mandatorily redeemable.

The Company reviewed the Series A Preferred Stock under ASC 480 and ASC 815 and concluded that Series A Preferred Stock did not include any elements that would preclude them from equity treatment and therefore are not subject to the liability treatment under ASC 480 or derivative guidance under ASC 815.

Common Stock

The Company has 100,000,000 shares of common shares authorized with a par value of $0.0001 per share. In connection with the business combination with DHAC which resulted in a reverse recapitalization, VSee Lab converted the 371,715 shares of Series A preferred stock and 1,228,492 Series A-1 Preferred Stock into VSee Lab Class A common stock for a total of 12,165,889 common stock, which resulted in 4,879,067 shares of Company Common Stock based on an exchange ratio of 0.40. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio.

In June 2024, the Company entered into a consulting agreement with a third party, under which it agreed to an initial issuance of $25,000 in shares of common stock, as well as the future issuance of $25,000 shares of common stock upon each future Form 10-Q or Form 10-K filing. The Company is accounting for this stock-based payment arrangement under ASC 718, and the obligation to issue the future shares is classified as a liability as it represents a variable share settled instrument that would be subject to ASC 480. During the year ended December 31, 2024, the Company recognized $62,500 in consulting expense related to the share issuance obligation and issued 2,500 shares of common stock with an estimated fair value of $25,000 to the third-party consultant.

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

In August 2024, the Company issued 25,000 shares of common stock to former placement agents in relation to prior services provided under a now terminated placement agent agreement. The Company estimated the fair value of the shares of common stock issued to be $66,750 and recorded this amount as an expense during the year ended December 31, 2024.

In August 2024, the Company issued 200,000 shares of common stock to a vendor in relation to outstanding and past due accounts payable balances. None of the accounts payable balances were written off or otherwise adjusted. The Company estimated the fair value of the shares of common stock issued to be $534,000. The Company concluded that the issuance of common stock to the vendor represented an extinguishment of the outstanding payables for accounting purposes and recorded a loss on extinguishment of $534,000 during the year ended December 31, 2024.

In September 2024, the Company issued 100,000 shares of common stock to Ascent as additional consideration for entering into the September 2024 SPA and related agreements.

In October and November 2024, the Company issued 380,000 shares of common stock under the ELOC in exchange for $760,000 in cash proceeds.

In November 2024, the holders of the Additional Bridge Notes converted an aggregate $93,130 of outstanding principal and accrued interest into 46,565 shares of common stock, at a conversion price of $2.00 per share and $511,693 of outstanding principal and accrued interest was converted into 255,847 shares of common stock, at a conversion price of $2.00 per share.

In November 2024, the Company issued 202,500 shares of common stock upon the settlement of $405,000 in working capital funds advanced by SCS. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company (see Note 10), the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of common stock issued in the settlement.

In December 2024, the Company issued 50,000 shares of common stock upon conversion of the ELOC Commitment Fee Note as a conversion price of $10.00 per share.

As of December 31, 2024 and 2023, there were 16,297,190 and 4,639,643 shares of Common Stock outstanding, respectively.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2023	—	$—	—	—
Granted	803,646	12.11	10.00	—
Outstanding, December 31, 2024	803,646	$12.11	9.48	$—

Exercisable, December 31, 2024	629,344	$12.11	9.48	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date.

In accordance with ASC 718, 174,302 of the options granted are awards granted with a service condition and will vest over one year from grant date. The unvested portion of the June 2024 options issued is not considered part of the consideration paid and as such the proportional value of the unvested options will be recognized over the one-year service period. The weighted average grant date fair value of awards granted for the year ended December 31, 2024 was $9.12 per option. The fair value of the unvested options was estimated using a Black-Scholes option model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates. Below are the key assumptions used in valuing the unvested options.

	As of
	June 24, 2024
Stock price	$12.11
Exercise price	$12.11
Volatility	96.00%
Risk-free rate of return	4.27%
Expected term (in years)	5.2 - 5.3	years

As of December 31, 2024, unrecognized stock-based compensation related to the unvested options granted was approximately $774,274 to be recognized through June 2025. The value of the fully vested options, which were included as part of the recapitalization, was $5,728,784 on June 24, 2024 grant date and closing of the business combination. Stock-based compensation expense of $826,916 was recognized for the year ended December 31, 2024 within compensation and related benefits on the consolidated statements of operations, and no stock-based compensation expense was recognized during the year ended December 31, 2023.

The stock-based compensation disclosures above include the effects of the stock-based compensation related restatement issues described in Note 2 above.

Common Stock Issuance Obligation

In connection with the Business Combination on June 24, 2024, the Company agreed to assume an obligation by iDoc to issue 51,192 shares of common stock (contingent on the Business Combination) to certain employees. In accordance with ASC 718, the Company determined that it was not obligated to replace the awards, and as such, recognized the fair value of the award at the Business Combination date as additional stock-based compensation (included in cost of revenues). The grant date fair value was estimated to be $619,935 (see Note 16 Fair Value Measurements). The Company also determined that it should classify this award as a liability under ASC 718, and remeasure the award at its then current fair value each reporting date. As of December 31, 2024, the common stock issuance obligation was adjusted to $69,621, and the net stock-based compensation expense recorded was $69,621 for the year ended December 31, 2024.

As of December 31, 2024, no shares of common stock have been issued under the common stock issuance obligation arrangements.

Note 14Warrants

DHAC Assumed Warrants

The Company has analyzed the Public Warrants, private warrants, Bridge Warrants (as defined below) the Extension Warrants (as defined below) and the September 2024 Warrants (as defined below) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity. Below is a summary of the warrants issued and outstanding.

	Public	Private	Bridge	Extension	September 2024 Warrants	Total
Outstanding, December 31, 2023	—	—	—	—	—	—
Assumed at June 24, 2024	11,500,000	557,000	173,913	26,086	—	12,256,999
Issued	—	—	—	—	740,741	740,741
Exercised	—	—	—	—	—	—
Outstanding, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Exercisable, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Weighted Average Exercise Price	11.50	11.50	11.50	11.50	2.25	9.65
Weighted Average Remaining Life in Years	4.48	4.48	2.76	3.35	4.75	3.96

Public and Private Warrants

There are 12,057,000 public and private warrants issued and outstanding as of December 31, 2024, which were assumed as a result of the Business Combination. The warrants were issued by DHAC in connection with DHAC’s Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the five trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

Extension Warrants

In connection with the closing of the Business Combination, the Company also assumed the Extension Warrants which were outstanding with DHAC. On May 5, 2023, the Company issued 26,086 warrants pursuant to the Extension Purchase Agreement. The purchase right represented by the Extension Warrants shall terminate on the date five years from the date of issuance (the “Expiration Date”). The exercise price at which the Extension Warrants may be exercised shall be $11.50 per share of Common Stock. If at any time after the date of issuance of the Extension Warrants there is no effective registration statement available for the resale of shares of Common Stock held by the holder, the Extension Warrants may be exercised by cashless exercise. In lieu of any fractional share to which the holder would otherwise be entitled, the Company shall make a cash payment equal to the exercise price multiplied by such fraction. Except as provided in the Extension Warrants, the Extension Warrant does not entitle its holder to any rights of a stockholder of the Company.

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

September 2024 Warrants

On September 30, 2024, the Company executed a securities purchase agreement (the “SPA”) with an accredited and institutional investor (the “Investor”). Pursuant to the SPA, the Company issued to the Investor warrants (the “September 2024 Warrants”) with an exercise period of five years to purchase up to 740,741 shares of Company Common Stock at an exercise price of $2.25 per share. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ equity (deficit) upon its issuance.

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

(d)

No adjustment in the number of shares of Common Stock shall be required under this warrant unless such adjustment would require an increase or decrease of at least 0.1% in the aggregate number of shares of Common Stock purchasable hereunder; provided that any adjustments are not required to be made shall be carried forward and taken into account in any subsequent adjustment; provided, that notwithstanding the foregoing, all adjustments so carried forward shall be made no later than three (3) years from the date of the first event that would have required an adjustment but for requirement under this warrant.

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

Note 15 Reportable Segments

Subsequent to the Business Combination in June 2024 (see Note 4 Business Combination), the Company has two reportable segments: Technology and Telehealth. These two reportable segments align with the two legacy operating entities (VSee Lab and iDoc) which merged together upon the closing of the Business Combination. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of December 31, 2024, the Company’s CODM role was shared between the two Co-CEOs.

The CODM reviews gross margin and income (loss) from operations from our reportable segments to evaluate budgets and forecasts, assess actual performance and allocate resources. The CODM review focuses on month to month and quarter to quarter changes in these profit measures in order to identify potential future liquidity issues, evaluate performance and need for potential cost reductions and identify potential vendor sourcing changes. The CODM also reviews the operating segment’s assets, which mainly includes review of the accounts receivable accounts.

Our reportable segments are described below. The Company has no inter-segment revenues.

Telehealth Services – The Company’s proprietary technology platform and modular software solution empower users to plug and play telehealth services with end-to-end encrypted video streaming integrated with medical device data, electronic medical records, and other sensitive data, with multiple other interactive functionalities that enable teamwork that the Company believes are not available from any other system worldwide.

Healthcare Technology - The Company’s core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem. The platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third-party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing healthcare industry. The Company will also be able to white label our solutions so they fit into the plans and strategies of our clients, all on a platform that is high-performance and highly scalable.

The accounting policies of our reportable segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company. In addition, the Company currently operates in one primary geographic area (the United States) and as such, the disclosures below are attributable to that geographic area.

Revenue and costs are generally directly attributed to our segments, based on the historical separation of these two operating segments (as prior separate operating entities). In addition, the Company incurs certain costs at the corporate level, which generally include legal, finance and accounting, consulting, investor relations and insurance costs, as well as certain executive compensation costs. These costs recorded at the corporate level are not allocated to the operating segments, and are reflected as the “Unallocated corporate overhead expenses” in the summary tables below.

For the Year Ended December 31, 2024	Technology	Telehealth	Total

Revenues:
Subscription fees	$ 4,115,126	$ -	$ 4,115,126
Professional services and other fees	2,108,307	-	2,108,307
Technical engineering fees	1,980,186	-	1,980,186
Patient fees	-	1,207,343	1,207,343
Telehealth fees	-	1,003,510	1,003,510
Institutional fees	-	6,880	6,880
Total revenues	8,203,619	2,217,733	10,421,352

Cost of revenues	2,241,096	1,002,676	3,243,772
Segment gross margin	5,962,523	1,215,057	7,177,580

Less (1):
Compensation and related benefits	3,751,534	876,558	4,628,092
General and administrative expenses	1,854,796	2,397,735	4,252,531
Goodwill impairment charges
Transaction expenses	93,000	-	93,000
Goodwill impairment	-	56,675,210	56,675,210
Segment operating income (loss)	263,193	(58,734,446)	(58,471,253)

Reconciliation to income (loss) before income taxes:
Unallocated corporate overhead expenses			(3,679,592)
Interest expense			(211,459)
Other income			504
Change in fair value of financial instruments			6,176,097
Loss on extinguishment of debt			(2,513,234)
Loss on issuance of financial instruments			(645,979)
Loss before benefit from (provision for) income taxes			($ 59,344,916)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

For the Year Ended December 31, 2023	Technology	Telehealth (1)	Total

Revenues:
Subscription fees	$ 4,044,807	$ -	$ 4,044,807
Professional services and other fees	1,063,114	-	1,063,114
Technical engineering fees	657,968	-	657,968
Total revenues	5,765,889	-	5,765,889

Cost of revenues	1,933,195	-	1,933,195
Segment gross margin:	3,832,694	-	3,832,694

Less (1):
Compensation and related benefits	4,417,028	-	4,417,028
General and administrative expenses	1,202,456	-	1,202,456
Transaction expenses	86,799	-	86,799
Segment operating loss	(1,873,589)	-	(1,873,589)

Reconciliation to loss before income taxes:
Interest expense			(191,323)
Other (expense) income, net			(20,114)
Change in fair value of embedded derivative			90,200
Gain on forgiveness of debt			107,862
Loss before benefit from (provision for) income taxes			($ 1,886,964)

(1) The Telehealth segment was first identified as a segment by the Company effective upon the close of the Business Combination in June 2024, as the Telehealth segment aligns with the legacy iDoc operating entity acquired at that time.

The summary information regarding the reportable segment total assets at years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Total assets
Technology	$1,503,995	$805,791
Telehealth	18,271,724	—
Non-operating corporate	216,769	—
Total	$19,992,488	$805,791

Some additional summary information regarding the reportable segment depreciation and amortization and capital expenditures for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Depreciation and amortization
Technology	$4,680	$678
Telehealth	1,318,787	—
Total	$1,323,467	$678

	2024	2023
Capital expenditures
Technology	$20,117	$4,335
Telehealth	35,150	—
Total	$55,267	$4,335

	2024	2023
Interest expense
Technology	$77,128	$191,323
Telehealth	133,131	—
Non-operating corporate	1,200	—
Total	$211,459	$191,323

Note 16Fair Value Measurements

The following tables present fair value information as of December 31, 2024 and June 24, 2024, the date of the Business Combination. The Company did not have any fair value instruments as of December 31, 2023. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and the Company’s determination of the fair value hierarchy of such instruments are as follows:

December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$1,499,000	$—	$—	$1,499,000
Equity line of credit	$80,000	$—	$—	$80,000
Quantum Convertible Note, related party	$3,248,000	$—	$—	$3,248,000
September 2024 Convertible Note	$2,094,000	$—	$—	$2,094,000
Common stock issuance obligation	$69,621	$69,621	$—	$—

June 24, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$6,155,925	$—	$—	$6,155,925
Equity line of credit	$694,512	$—	$—	$694,512
Extension Note - Bifurcated Derivative	$33,000	$—	$—	$33,000
Additional Bridge Notes	$466,646	$—	$—	$466,646
Common stock issuance obligation	$619,935	$619,935	$—	$—

Measurement

Quantum Convertible Note

The Company recorded the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of December 31, 2024, the fair value was remeasured. The Company used the Monte Carlo model (“MCM”) to estimate the fair value for the initial issuance and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between initial measurement and December 31, 2024, was recognized in the consolidated statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at December 31, 2024 and June 25, 2024:

	December 31, 2024	June 25, 2024
Risk-free interest rate	4.20%	5.10%
Expected term (years)	1.50	1.00
Volatility	138.00%	125.00%
Stock price	$1.36	$8.00
Debt discount rate	9.30%	37.35%

Extension Note - Bifurcated Derivative

The Company established the initial fair value for the Extension Note Bifurcated Derivative as of June 24, 2024, the date the Business combination closed. The Extension Note and the Extension Note Bifurcated Derivative were settled on June 30, 2024. The Company used a Discounted Cash Flow model (“DCF”) that fair values the early termination/repayment features of the debt. The DCF was used to value the Extension Note Bifurcated Derivative for the initial measurement.

The Extension Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the DCF model for the Extension Note Bifurcated Derivative were as follows at June 24, 2024:

June 24, 2024
CCC bond rates	14.36%
Expected term (years)	<0.1

Additional Bridge Notes

The Company established the initial fair value for the Additional Bridge Notes as of June 24, 2024, the date the Business Combination closed. The Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Additional Bridge Note for the initial periods as well as just prior to the conversion transactions during the year ended December 31, 2024, which occurred on August 2, 2024 and November 26, 2024, respectively. The change in fair value between initial measurement and the final conversion and settlement of the Additional Bridge Notes was recognized in the consolidated statement of operations under change in fair value of financial instruments.

The Additional Bridge Notes were classified within Level 3 of the fair value hierarchy at September 30, 2024 and June 24, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the Additional Bridge Notes were as follows at November 26, 2024. August 2, 2024, and June 24, 2024:

	November 26, 2024	August 2, 2024	June 24, 2024
Risk-free interest rate	4.33%	4.35%	5.42%
Expected term (years)	0.66	0.98	0.91
Volatility	173.00%	103.00%	110.00%
Stock price	$2.03	$4.25	$12.11
Debt discount rate	36.40%	40.60%	41.12%

Exchange Note

The Company established the initial fair value for the Exchange Note as of June 24, 2024, the date the Business Combination closed. As of December 31, 2024, the fair value was remeasured. The Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and December 31, 2024, was recognized in the consolidated statement of operations under change in fair value of financial instruments.

In addition, the Company estimated the fair value of the Exchange Note just prior to the conversion transactions during the year ended December 31, 2024, which occurred on August 8, 2024 and November 26, 2024, respectively. The Exchange Note was valued just prior to these conversions utilizing the key inputs described below.

The Exchange Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of December 31, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the Exchange Note were as follows at December 31, 2024, November 26, 2024, August 8, 2024 and June 24, 2024, respectively:

	December 31, 2024	November 26, 2024	August 8, 2024	June 24, 2024
Risk-free interest rate	4.08%	4.27%	4.33%	4.98%
Expected term (years)	0.98	1.08	1.38	1.48
Volatility	156.00%	148.00%	114.24%	110.20%
Stock price	$1.36	$2.03	$3.11	$12.11
Debt discount rate	42.50%	42.00%	47.71%	48.79%

Equity Line of Credit

The Company established the initial fair value for the ELOC as of June 24, 2024, the date the Business Combination closed. As of December 31, 2024, the fair value was remeasured. The Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC for the initial periods and subsequent measurement periods. The change in fair value between initial measurement and December 31, 2024, was recognized in the consolidated statement of operations under change in fair value of financial instruments.

The ELOC was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of December 31, 2024 due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC were as follows at December 31, 2024 and June 24, 2024:

	December 31, 2024	June 24, 2024
Risk-free interest rate	4.26%	4.46%
Expected term (years)	2.51	3.00
Volatility	124.00%	105.80%
Stock price	$1.36	$12.11

ELOC Commitment Fee Note

The Company recorded the initial fair value for the ELOC Commitment Fee Note as of July 2, 2024, which was the date of issuance. On December 12, 2024, the ELOC Commitment Fee Note was settled by conversion to common stock. The Black-Sholes method was used to estimate the fair value of the conversion right and combined with the present value of the principal value of the ELOC Commitment Fee Note for the issuance date and just prior to its conversion. The change in fair value between initial measurement and December 31, 2024 was recognized in the consolidated statement of operations under change in fair value of financial instruments.

The ELOC Commitment Fee Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and the conversion date of December 12, 2024, due to the use of unobservable inputs. The key inputs into the Black-Sholes model and the present value of the principal amount for the ELOC Commitment Fee were as follows at December 31, 2024 and July 2, 2024:

	December 12, 2024	July 2, 2024
Risk-free interest rate	—%	5.50%
Expected term (years)	—	0.22
Volatility	—%	88.00%
Stock price	$1.59	$10.50
Principal discount factor	—	0.99

September 2024 Convertible Note

The Company established the initial fair value for the September 2024 Convertible Note as of September 30, 2024, which was the date the note was funded. As of December 31, 2024 the fair value was remeasured. The Company used a probability-weighted scenario model that accounts for three scenarios, (a) repayment in accordance with terms of the note through maturity, (b) the occurrence of a change in control, and (c) the occurrence of event of default. Under the repayment at maturity scenario, the Company considers the potential settlement value of the September 2024 Convertible Note based on the defined repayment schedule. On each repayment date, the analysis considers whether the holder would exercise its conversion option in relation to the principal to be repaid, in the event that the value obtained upon conversion would exceed the value of the cash payable per the repayment schedule. Under a default scenario, the Company estimates that the lender would recover approximately 44% of the principal outstanding. Due to the arm’s-length nature of the transaction, the note is calibrated at issuance using a discount percentage, such that the value of the note is equal to the proceeds received from the investor, and the additional instruments issued (warrants and shares of common stock) were considered equity sweeteners). This valuation model was used to value the September 2024 Convertible Note for the issuance date as of December 31, 2024. The change in fair value between initial measurement and December 31, 2024 was recognized in the consolidated statement of operations under in change in fair value of financial instruments.

The September 2024 Convertible Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation model for the September 2024 Convertible Note were as follows at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Risk-free interest rate	4.27%	3.75%
Expected term (years)	4.75	1.50
Volatility	113.00%	114.00%
Stock price	$1.36	$1.49
Note calibration discount	15.60%	18.80%

Common Stock Issuance Obligation

The Company established the initial fair value for the common stock issuance obligation to certain employees of the historical iDoc entity as of June 24, 2024, the date the Business Combination closed (see further discussion in Note 2, Restatement of Previously Issued Financial Statements). As of December 31, 2024 the fair value was remeasured. As the obligation is to issue shares of the Company’s common stock, the Company estimated the fair value of the obligation based on the shares of common stock expected to be issued and the closing price of the Company’s common stock on the date of the fair value measurement. As the key inputs into this fair value estimate are observable, the Company classified the common stock issuance obligation within Level 1 of the fair value hierarchy at the initial measurement date and as of December 31, 2024. The change in fair value between initial measurement and December 31, 2024 was recognized as compensation expense within cost of revenue in the consolidated statement of operations.

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from June 24, 2024, through December 31, 2024 is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the Period from June 24, 2024, through December 31, 2024:

	Extension Note -		Quantum
	Bifurcated	Exchange	Convertible	Additional		ELOC Commitment	September 2024
	Derivative	Note	Note	Bridge Notes	ELOC	Fee Note	Convertible Note	Total
Fair value as of December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Fair value as of June 24, 2024	33,000	6,155,925	—	466,646	694,512	—	—	7,350,083
Initial fair value at issuance	—	—	4,618,234	—	—	595,000	2,000,000	7,213,234
Settlement of Extension Note	(33,000)	—	—	—	—	—	—	(33,000)
Repayment on Notes	—	(61,429)	—	(52,680)	—	—	(38,889)	(152,998)
(Gain) Loss due to extiguishment of debt	—	—	—	—	—	(5,000)	—	(5,000)
Shares issued upon conversions of portion of notes	—	(1,067,740)	—	(140,417)	—	(79,500)	—	(1,287,657)
(Gain) Loss on change in fair value	—	(3,527,756)	(1,370,234)	(273,549)	(614,512)	(510,500)	132,889	(6,163,662)
Fair value as of December 31, 2024	$—	$1,499,000	$3,248,000	$—	$80,000	$—	$2,094,000	$6,921,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the year ended December 31, 2024.

Note 17	Subsequent Events

The Company evaluated subsequent events from the date of the consolidated balance sheets as of December 31, 2024 through the date of the release of the consolidated financial statements.

On March 20, 2025, the Company entered into a secured promissory note agreement with a lender, under which the Company obtained $500,000 in proceeds. The promissory note has a principal amount of $555,556 (an original issue discount of $55,556), accrues interest at a rate of 5.0% per annum and is due on November 1, 2025. Upon issuance, the Company is obligated to pay a minimum interest amount of 5.0% of the initial principal amount of the promissory note (equal to $27,778), which is reduced by any interest accruing at the stated interest rate prior to repayment. Upon the occurrence of an event of default, the interest rate on the promissory note will increase to 24.0% per annum. The promissory note is prepayable by the Company at any time (including the minimum interest amount), and may be accelerated upon an event of default or upon receipt of proceeds from certain other financing transactions prior to repayment.

On March 20, 2025, the Company entered into a secured convertible promissory note agreement with a lender, under which the Company obtained $100,000 in proceeds. The convertible promissory note has a principal amount of $108,696 (an original issue discount of $8,696), accrues interest at a rate of 18.0% per annum and is due on December 20, 2025. Upon issuance, the Company is obligated to pay a minimum interest amount equal to six months of interest on the convertible promissory note (approximately $9,800), which is reduced by any interest accruing at the stated interest rate prior to repayment. Interest is payable in cash or shares of common stock, at the holder’s election. The convertible promissory note can be converted by the holder at any time after three months from the issuance date (or earlier upon a prepayment) at the greater of $2.00 per share and certain measures of the Company’s stock price (as defined in the agreement). The conversion price also includes certain reset provisions upon the occurrence of specified events. The convertible promissory note may also be converted by the holder upon a qualified financing at the lower of the conversion price then in effect or 75% of the effective price per share in the qualified financing. Upon the occurrence of an event of default, the interest rate on the convertible promissory note will increase to 28.0% per annum. The convertible promissory note is prepayable by the Company at any time (provided no event of default has occurred) including a 10.0% prepayment penalty. The convertible promissory note may be accelerated upon a qualified financing (if not converted) including a 10% prepayment penalty, or upon an event of default at 115% of the outstanding balance of principal and accrued interest.

On March 20, 2025, the Company and the Bridge Investor entered into an amendment to the ELOC Purchase Agreement whereby the floor price (below which the Bridge Investor has the discretion to decide whether to purchase the Company’s Common Stock at such floor price) was amended to $1.25 to per share (from $2.00 per share).

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBA”) was signed into law. The OBBA includes significant changes to U.S. federal tax law, including expanded bonus depreciation for qualified production property, introduction of new limitations on interest deductibility and modifications to international tax provisions, including global intangible low-tax income and base erosion and anti-abuse regimes. The Company is currently evaluating the impact that the OBBA may have on its condensed consolidated financial statements. As the legislation was enacted after the end of the reporting period, the provisions of the OBBA did not affect the Company’s condensed consolidated financial statements for the year ended December 31, 2024.

On August 28, 2025, the Company entered into an amendment to the Quantum Convertible Note referenced in Note 9, Line of Credit and Notes Payable, Net of Discount. The amendment provides for additional cash proceeds of $380,000 and an equivalent increase to the principal balance outstanding as of December 31, 2024, of $3,000,000. The amendment did not result in any other changes to the terms of the existing Quantum Convertible Note agreement. M2B will be receiving an equity kicker of 500,000 restricted common shares for their assistance with the additional Quantum Convertible Note investment.

Item 9.Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness in our internal control over financial reporting described above.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2024 audit, we identified the lack of sufficient number of personnel within the accounting function to adequately segregate duties, we did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, we did not have a formalized control environment and oversite of controls over financial reporting, and we lack proper accounting for significant or non-recurring transactions. Such material weaknesses contributed to our inability to timely file this Annual Report on Form 10-K and the restatement of certain of our historical consolidated financial statements and related disclosures, as discussed further in the Explanatory Note and in Note 2 of our consolidated financial statements.

We lack the resources to employ additional personnel to help mitigate these material weaknesses and we foresee that these material weaknesses will not be remediated until we receive additional funding to support our accounting department.

We cannot assure you that these or other measures will fully remediate the material weakness in a timely manner. Notwithstanding the identified material weakness, our management believes that the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as discussed in the paragraph below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inherent Limitations on Internal Controls

Our management do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10.Directors, Executive Officers And Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors:

Name	Position	Age
Milton Chen	Co-Chief Executive Officer and Director	51
Imoigele Aisiku	Co-Chief Executive Officer, Chairman, Director	52
Jerry Leonard	Chief Financial Officer and Secretary	57
Kevin Lowdermilk	Director	60
Colin O’Sullivan	Director	50
Scott Metzger	Director	57
Cydonii V. Fairfax	Director	52
David L. Wickersham	Director	54

Milton Chen is the co-CEO of the Company. Mr. Chen is the co-founder and current CEO of VSee Lab. Mr. Chen founded VSee Lab in January 2008 and has been the CEO of VSee Lab since then. In December 2016, Mr. Chen co-founded another company called “This American Doc” - a tele-staffing company for medical professionals. Mr. Chen has served as the CEO of This American Doc from 2016 to the present. Milton has donated his time, efforts and technologies to support refugees and the homeless in Ukraine, Iraq, Nigeria, Gabon and other countries around the world. While finishing his PhD at Stanford University, Mr. Chen researched human factors and design of video collaboration. Mr. Chen received a Bachelor of Science degree in Computer Science from University of UC Berkley and PhD from Standard University.

Imoigele Aisiku is the Co-CEO and chairman of the board of directors to the Company. Dr. Aisiku founded iDoc. in February 2014 and has been the CEO of iDoc since then. Dr. Aisiku is also the Division Chief of Emergency Critical Care of Brigham and Women’s Hospital in the Department of Emergency Medicine since January 2016. Dr. Aisiku has been practicing in the field of telemedicine for over 15 years and has consulted on telemedicine development nationally and internationally. Dr. Aisiku is board certified in Emergency Medicine, Internal Medicine Critical Care, and Neurocritical care. He did his medical school training at the University of Massachusetts and his emergency medicine and critical care training at Emory University. His neurocritical care training was at Washington University in St. Louis. He received his MBA from Emory University. Dr. Aisiku is currently an Associate Professor at Harvard Medical School Faculty and is also the Vice-Chair for Diversity Equity and Chief of Division of Emergency Critical Care Medicine in the Department of Emergency Medicine since 2020.

Jerry Leonard is the Chief Financial Officer of the Company. He has served as the CFO of iDoc since March 2021. Prior to his position with iDoc Mr. Leonard was the Vice President of Finance from January 2010 to June 2021 within the Asset Management business of Voya Financial, Inc. (NYSE: Voya). Preceding his role at Voya, he held various finance leadership positions at IBM and Colgate Palmolive (NYSE: IBM, CL). He started his career in Public Accounting at Arthur Andersen and PricewaterhouseCoopers. Mr. Leonard is a Certified Public Accountant (CPA). Mr. Leonard received his MBA from Emory University and a BBA in Accounting from Baruch College in New York City.

Kevin Lowdermilk is a member of the board of directors to the Company as an Independent Director. Mr. Lowdermilk has over 30 years of executive leadership experience. Currently, he is the CFO of Vaya Space, a hybrid rocket propulsion and small satellite launch company and has served on that position since August 2022. Prior to Vaya Space, between March 2016 and July 2022, he was the CFO of CFO Strategic Partners, a company that provides outsourced CFO services to small and medium-sized business and nonprofit entities. Mr. Lowdermilk’s past executive leadership experience also includes serving as the CEO of ISO Group, Inc. - a defense and aerospace supply chain company, serving as the CFO and then CEO of Exostar - a SaaS company with a focus on the aerospace and defense sector, and serving as the Vice President of Finance for a multi-national aerospace division of Rolls-Royce Holdings PLC in North America. He has also held board positions for a number of private companies across a variety of industries. Between 2009 and 2015, he was a board member of Global Healthcare Exchange, LLC (“GHX”) and chaired the board’s compensation committee through the sale of GHX to Thomas Bravo, LP. He earned his undergraduate degree in Economics from Western Kentucky University and his MBA from Ball State University.

Colin O’Sullivan is a member of the board of directors to the Company as an Independent Director. Colin O’Sullivan has nearly 25 years of executive healthcare leadership experience. He is currently the Executive Vice President of Cornerstone Healthcare Group and has served in that capacity since June 2014. Cornerstone owns and operates fifteen specialty acute hospitals, nine senior living facilities, behavioral health hospital and rehabilitation division across seven states. Prior to Cornerstone, Mr. O’Sullivan was a senior executive in multiple healthcare companies including Lifecare Management Services, Regency Hospital Company, Coastal Carolinas Healthcare Alliance and others. He began his career in the US Air Force and was an Officer Candidate School Graduate from the U.S. Air Force Academy of Military Science. He earned his Doctor of Healthcare Administration from Central Michigan University, his Master of Healthcare Management from Marshall University, and his BS in Business Administration from Concord University in West Virginia.

Scott Metzger has served as a member of board of directors for Digital Health Acquisition Corp. since May of 2021 and is serving as a member of the board of directors to the Company as an Independent Director. Dr. Metzger has been a Medical Director with Optum, Inc. since September 2018. Between June 2000 to August 2018, Dr. Metzger worked as a physician for Premier Pain Centers and Specialty Anesthesia Associates. Dr. Metzger is the founder and former partner Premier Pain Centers and Specialty Anesthesia Associates, some of the most comprehensive centers for treatment of acute and chronic pain. Dr. Metzger has been active as a medical society leader and executive with experience ranging from starting the state branch of national pain society to serving as president of the state medical board. Dr. Metzger received his B.A. and M.D. from Boston University School of Medicine after completion of a combined 6-year program. He has also completed his residency and specialty training at Johns Hopkins Medicine through the Department of Anesthesiology and Critical Care Medicine.

Cydonii V. Fairfax is a member of the board of directors to the Company as an Independent Director. Ms. Fairfax is a legal and compliance executive with significant experience advising on corporate governance, finance, litigation and regulatory compliance matters in highly regulated industries. Her broad legal experience draws upon over 25 years of practice at leading institutions in both public and private sectors. Ms. Fairfax currently serves and has served since 2017 as Executive Vice President of the Metropolitan Transit Authority of Harris County, Texas (“Metro”), where she works extensively with senior management, board members and other stakeholders to structure and implement innovative transit solutions and capital projects. Additionally, Ms. Fairfax oversees the development of strategies and systems to manage risk and ensure adherence to legal and regulatory requirements. She has also served as Metro’s general counsel, directing and managing all legal affairs. Prior to joining Metro, Ms. Fairfax was Senior Vice President and Deputy General Counsel of American Capital, Ltd. (NASDAQ: ACAS), a publicly-traded private equity firm and global asset manager where she oversaw corporate governance for the fund group and advised on corporate transactions. Ms. Fairfax also practiced corporate and securities law at Arnold & Porter in Washington, D.C. Ms. Fairfax holds a Bachelor of Science degree in Finance from the University of Maryland and a Juris Doctor from Harvard Law School.

David L. Wickersham is a member of the board of directors to the Company as an Independent Director. Mr. Wickersham is the Chief Executive Officer and founder of Progressive Pipeline Management, which was started in 2002. Mr. Wickersham has over twenty-five years of experience in emergency response management and utility infrastructure rehabilitation. Mr. Wickersham holds a Bachelor of Science degree in Marine Transportation from the U.S. Merchant Marine Academy and served as an U.S. Veteran of the first Gulf War in Operation Desert Shield/Storm.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that each of Kevin Lowdermilk, Colin O’Sullivan, Scott Metzger, Cydonii V. Fairfax and David L. Wickersham are an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, we considered the current and prior relationships that each non-employee director has with the Company and its subsidiaries, and all other facts and circumstances that we deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions.”

Committees of the Board of Directors

The standing committees of the Board consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition of each committee is set forth below.

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and following consists of Kevin Lowdermilk, Colin O’Sullivan and Cydonii V. Fairfax, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Kevin Lowdermilk serves as chairman of the Audit Committee. We have determined that Kevin Lowdermilk qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The audit committee’s duties are specified in our Audit Committee Charter, which is available on the Company’s website at www.vseehealth.com. The information on this website is not part of this report.

Compensation Committee

Our Compensation Committee consists of Kevin Lowdermilk, Scott Metzger and David L. Wickersham. The chair of our compensation committee is David L. Wickersham. We have determined that each of Kevin Lowdermilk, Scott Metzger and David L. Wickersham is independent under Nasdaq listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee’s duties are specified in our Compensation Committee Charter, which is available on the Company’s website at www.vseehealth.com. The information on this website is not part of this report.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Kevin Lowdermilk, Colin O’Sullivan and Cydonii V. Fairfax. The chair of our nominating and corporate governance committee is Cydonii V. Fairfax. We have determined that each of Kevin Lowdermilk, Colin O’Sullivan and Cydonii V. Fairfax is independent under Nasdaq listing standards. The nominating and corporate governance committee’s duties are specified in our Nominating and Corporate Governance Committee Charter, which is available on the Company’s website at www.vseehealth.com. The information on this website is not part of this report.

Compensation Committee Interlocks and Insider Participation

None of our future executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is on the Company’s website at www.vseehealth.com. The Company will make a printed copy of the Code of Business Conduct and Ethics available to any stockholder who so requests. Requests for a printed copy may be directed to: VSee Health Inc., 980 N Federal Hwy #304 Boca Raton, FL 33432, Attention: Corporate Secretary.

If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on the Company’s website at www.vseehealth.com. The information on this website is not part of this report.

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy which prohibits trading based on “material, nonpublic information” regarding our company or any company whose securities are listed for trading or quotation in the United States. The policy covers all officers and directors of the company and its subsidiaries, all other employees of the company and its subsidiaries, and consultants or contractors to the company or its subsidiaries who have or may have access to material non-public information and members of the immediate family or household of any such person. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Clawback Policy

Our board of directors has adopted a clawback policy, which provides that in the event we are required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or we determine there has been a significant misconduct that causes financial or reputational harm, we shall recover a portion or all of any incentive compensation. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Timing of Option Awards

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. We have no policy or practice regarding option grant timing because we do not grant, and have not granted, options to our NEOs. We have not timed the disclosure of material nonpublic information to affect the value of executive compensation. During 2024, we did not grant any stock options to the NEOs during any period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K disclosing material non-public information (other than a current report on Form 8-K disclosing a material new stock option award under Item 5.02(e) of such Form 8-K), and ending one business day after the filing or furnishing of such report with the SEC.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except for: two late Form 4 filings for Mr. Sands and one late Form 4 filing for Mr. Aisiku.

Item 11. Executive Compensation

Compensation of Named Executive Officers

The following table shows information concerning the annual compensation received by our named executive officers (“NEOs”) for the year ended December 31, 2024 and 2023.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Position	Year	($)	($)	($)(1)	($)(2)	($)
Imoigele P. Aisiku	2024	215,000	—	—	—	215,000
Co- Chief Executive Officer and Chairman	2023	180,000	—	—	—	180,000
Milton Chen	2024	120,000	—	—	—	120,000
Co- Chief Executive Officer and Director	2023	41,666	—	—	—	41,666
Jerry Leonard	2024	250,000	—	—	—	250,000
Senior Vice President, and Chief Financial Officer	2023	143,500	—	—	—	143,500

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Upon consummation of the Business Combination, all existing employment agreements with NEOs were terminated. There are currently no written employment agreements with our NEOs.

Compensation Philosphy

The policies with respect to the compensation of our executive officers are administered by the Compensation Committee of our Board. The compensation policies of our Compensation Committee of our Board are intended to be designed to provide for compensation that is sufficient to attract, motivate and retain executives and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Our Board and the Compensation Committee may utilize the services of third parties from time to time in connection with the recruiting, hiring and determination of compensation awarded to executive employees.

Outstanding Equity Awards at 2024 Fiscal Year-End

None of our NEOs have received any equity awards in the year 2024.

Option Re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our NEOs during fiscal years 2024 and 2023.

Payments Upon Termination or Change in Control

None of our NEOs are entitled to receive payments or other benefits upon termination of employment or a change in control.

Retirement Plans

The Company sponsors a defined contribution 401(k) retirement savings plan covering substantially all employees. Eligible employees may contribute a portion of their compensation, subject to limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 100% of the matched employee Contributions that are not in excess of 1% of eligible plan compensation, plus 50% of the amount of the matched employee contributions that exceed 1% of eligible plan compensation but that do not exceed 6% of eligible plan compensation. Employer matching contributions totaled $19,828 and $0 for the years ended December 31, 2024, and 2023, respectively.

Nonqualified Deferred Compensation

During the year ended December 31, 2024, our NEOs deferred a portion of their salaries not paid by us during the years 2024 and 2023, as disclosed in the table above. Such payments were deferred because timely payments further jeopardize our ability to continue as a going concern. We intend to make such payments as soon as we are able.

VSee Health, Inc. Incentive Plan

The stockholders approved and adopted the VSee Health, Inc. 2024 Equity Incentive Plan (the “Incentive Plan”) to be effective as of one day prior to the closing Business Combination. The Incentive Plan provides for an initial share reserve equal to 15% of the number of shares of Common Stock outstanding (including shares of Company Common Stock issuable upon conversion of the outstanding Series A Preferred Stock) following the closing after giving effect to the Business Combination. As such, on June 24, 2024, the Company reserved 2,544,021 shares of its Common Stock for issuance under the Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	803,646	$12.11	1,740,375
Equity compensation plans not approved by security holders	—	—	—
Total	803,646	$12.11	1,740,375

Director Compensation

None of the Company’s non-employee directors have received any compensation for services rendered to the Company for the year 2024.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The table below sets forth information known to the Company regarding the beneficial ownership of the Company’s Common Stock as of August 15, 2025 by:

●	each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;
●	each of the Company’s executive officers and directors; and
●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and restricted stock units that vest within 60 days. Common stock issuable upon exercise of options and warrants currently exercisable within 60 days and restricted stock units that vest within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of Company Common Stock is based on 16,422,690 shares of the Company’s Common Stock issued and outstanding as of August 27, 2025.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o VSee Health, Inc., 980 N. Federal Highway #304 Boca Raton, Florida 33432.

Company Common Stock

	Number of Shares
	of Common Stock
	of the Company
Name and Address of Beneficial Owner	Beneficially Owned		% of Class
Five Percent Holders of the Company
Digital Health Sponsor LLC (our sponsor)(1)	3,423,375	(2)	20.85%
Directors and Executive Officers of the Company
Milton Chen	2,841,368		17.30%
Imoigele Aisiku	3,256,621		19.83%
Jerry Leonard	-		-
Kevin Lowdermilk	-		-
Colin O’Sullivan	-		-
Scott Metzger	8,625		*
Cydonii V. Fairfax	-		-
David L. Wickersham	214,000		1.30%
All Directors and Executive Officers of the Company as a group (8 individuals)	6,320,614		38.49%

* Less than 1%

(1)	Our sponsor is the record holder of the shares of common stock reported herein. Our affiliate, Mr. Lawrence Sands, is the manager of our sponsor and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by our sponsor. Mr. Sands disclaims any beneficial ownership of the securities held by Digital Health Sponsor LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of the Sponsor is c/o VSee Health, Inc., 980 N Federal Hwy #304, Boca Raton, FL 33432.

(2)	Consists of 2,875,000 founder shares, 557,000 shares of Company Common Stock underlying the Private Placement Units from the IPO, 557,000 warrants for Company Common Stock underlying the Private Placement Units from the IPO at an exercise price of $11.50, and 35,000 shares of the Company Common Stock issuable upon conversion of 350 shares of Series A Convertible Preferred Stock at a $10 conversion price.

Item 13. Certain Relationships And Related Transactions, And Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements for our NEOs and directors, we describe below each transaction or series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

●the amounts involved exceeded or will exceed $120,000; and

●any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

See Item 11 of Part III of this report for a description of certain arrangements with our executive officers and directors.

Related Person Transactions

On October 4, 2023 and as amended on January 22, 2024, DHAC issued an unsecured promissory note in the aggregate principal amount of $165,000 to M2B, an affiliate of the Sponsor and which is owned by Daniel Kordash, and such note was satisfied and paid off on January 31, 2024.

On November 21, 2023, DHAC and VSee Lab, entered into a Conversion SPA with the Bridge Investor who is also an investor in our Sponsor, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by VSee Lab to the Bridge Investor in the aggregate amount of $600,000 were converted into the Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with Tidewater - a Sponsor Affiliate, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by iDoc to Tidewater in the aggregate amount of $585,000 were converted into the Company’s Common Stock following the Closing.

On November 21, 2023, DHAC and iDoc, entered into a Conversion SPA with the Bridge Investor who is also an investor in our Sponsor, which Conversion SPA was amended and restated on February 13, 2024, pursuant to which certain loans incurred by iDoc to the Bridge Investor in the aggregate amount of $600,000 were converted into the Company’s Common Stock subject to executing of certain registration rights agreement and filing a registration statement thereunder following the Closing.

On December 31, 2024, the Company entered into the Ascent Purchase Agreement with Ascent, who is an affiliate of the Bridge Investor. Pursuant to the Ascent Purchase Agreement, the Company agreed to issue Ascent the Ascent Note in the aggregate original principal amount of $2,000,000, which was secured by the assets of the Company and guaranteed by each of the Company, VSee Lab and iDoc. The Ascent Note bears interest at a rate of 10.00% per annum and will be convertible into shares of Common Stock at an initial fixed conversion price of $2.00 per share. The Ascent Note is convertible into fully paid and non-assessable shares of Common Stock at any time after the original issue date.

On November 8, 2024, SCS and the Company executed a securities purchase agreement whereby certain working capital funds in the aggregate amount of $405,000 previously advanced by SCS to the Company were converted into 202,500 shares of Common Stock. After the execution of the securities purchase agreement approximately $52,000 of working capital advances from the Sponsor and certain Sponsor affiliates remains due and payable. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company, the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of Common Stock issued in the settlement.

In connection with the Original Bridge SPA, DHAC entered into a registration rights agreement dated October 5, 2022 and as amended further on January 22, 2024 with the Bridge Investor who is also an investor in our Sponsor (the “Bridge RRA”), which provides that DHAC would file a registration statement to register the shares of Common Stock underlying the (i) Bridge Warrants,(ii) the bridge commitment shares,(iii) the shares of Common Stock issuable pursuant to the Bridge Notes and the Additional Bridge Notes and any anti-dilution or any remedies provisions of the Bridge Note and the Additional Bridge Notes; and (iv) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event no later than 30 calendar days after the Closing of Business Combination. Such obligation was fulfilled on about July 26, 2024 when the registration statement on Form S-1 (File No.333-280845) for registering such shares was declared effective by the SEC.

Pursuant to the amended and restated Conversion SPAs executed on February 13, 2024, DHAC agreed to provide registration rights to the Bridge Investor and Tidewater with respect to the shares of Common Stock issuable upon conversion of the Assumed Notes following the Closing of the Business Combination. With respective to the Bridge Investor, such obligation was fulfilled on about July 26, 2024 when the registration statement on Form S-1 (File No.333-280845) for registering shares issued to the Bridge Investor under the respective Conversion SPAs was declared effective by the SEC.

Pursuant to the Quantum Purchase Agreement, the Company entered into a registration rights agreement with the Quantum Investor on July 9, 2024, pursuant to which it agreed to register the shares of Common Stock underlying the Quantum Note.

In connection with the Ascent Purchase Agreement, the Company and Ascent who is also an affiliate of the Bridge Investor entered into a registration rights agreement on September 30, 2024, which provides that the Company will file a registration statement to register (i) the shares of Common Stock underlying the Ascent Note; (ii) the shares of Common Stock issuable as interest or principal on the Ascent Note; (iii) the shares of Common Stock issuable upon exercise in full of all the Ascent Warrants; (vi) the Commitment Shares; (v) the shares of Common Stock issuable pursuant to any anti-dilution or any remedies provisions of the Ascent Note and the Ascent Warrants; and (vi) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event.

In connection with the execution of the Second Business Combination Agreement, DHAC, along with VSee and iDoc, the target companies in our Business Combination, entered into a securities purchase agreement with the Bridge Investor, who is also an investor in our Sponsor, pursuant to which DHAC, VSee and iDoc each issued and sold to such investor 10% original issue discount senior secured promissory notes due October 5, 2023 in the aggregate principal amount of $2,222,222 (the “Bridge Notes”). The Bridge Notes bear guaranteed interest at a rate of 10.00% per annum and are convertible into shares of DHAC common stock under certain conditions described below. In connection with the purchase of the Bridge Notes, DHAC issued the investor (i) 173,913 warrants, each representing the right to purchase one share of DHAC common stock at an initial exercise price of $11.50, subject to certain adjustments and as amended on November 8, 2024 (the “Bridge Warrants”) and (ii) 30,000 shares of DHAC common stock.

On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC, who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party.

On November 21, 2023, DHAC, VSee and iDoc entered into a letter agreement to the October 2022 securities purchase agreement, pursuant to which the Bridge Investor agreed to purchase additional 10% original issue discount senior secured convertible promissory notes in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111.33 note purchased at signing of the Bridge Amendment, which will mature on May 21, 2025 and (2) a $55,555.67 note purchased on January 25, 2024, which will mature on July 25, 2025 (as amended, the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8.00% per annum and converted into shares of DHAC common stock, par value $0.0001 at a fixed conversion price of $10 per share. In addition, on April 17, 2024, DHAC, VSee, iDoc and the Bridge Investor entered a letter agreement, which amended the business combination timelines in the Additional Bridge Notes.

On March 28, 2024, iDoc issued and sold a secured convertible promissory note in the principal amount of two hundred twenty four thousand ($224,000) (the “Note”) to Mr. David L. Wickersham who became a member of the Company’s board of directors on July 17, 2024. The Note was fully satisfied and paid off by the issuance of 114,000 shares of the Company common stock to Mr. Wickersham on the maturity date.

It is the policy of iDoc that all transactions with related parties be at arm’s length and on terms generally available to an unaffiliated third party under the same or similar circumstances.

Policies and Procedures for Related Party Transactions

We have adopt a related person transaction policy that sets forth its procedures for the identification, review, consideration and approval or ratification of related person transactions.

For purposes of the Company’s policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of the Company’s voting securities and any of their respective immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, the Company’s management must present information regarding the related person transaction to the Company’s audit committee, or, if audit committee approval would be inappropriate, to another independent body of the Company’s Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, the Company will collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Company’s Code of Conduct that the Company expects to adopt prior to the closing of this Business Combination, the Company’s employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the Company’s audit committee, or other independent body of the Company’s Board of Directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to the Company;
●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Company’s audit committee, or other independent body of the Company’s Board of Directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the Company’s best interests and those of the Company’s stockholders, as the Company’s audit committee, or other independent body of the Company’s Board of Directors, determines in the good faith exercise of its discretion.

Item 14. Principal Accountant Fees And Services

Fees Billed to the Company in fiscal years 2024 and 2023

The aggregate fees billed for professional services rendered by WithumSmith+Brown, PC (“Withum”), and Astra Audit and Advisory, LLC (“Astra”) our principal accountants for the years ended December 31, 2024 and 2023, respectively, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountants in connection with statutory and regulatory filings or engagements for these periods were as follows:

15,040
	For the Years ended December 31,
	2024	2023
Audit fees	$1,870,422	$15,040
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$1,870,422	$15,040

Audit Fees. For the year ended December 31, 2024, aggregate fees for our independent registered public accounting firm were approximately $1,870,422 for the services Withum performed in connection with quarterly reviews and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K. For the year ended December 31, 2023, aggregate fees for our independent registered public accounting firm were approximately $15,040 for the services Astra performed in connection with quarterly reviews and the audit of our December 31, 2023 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2024 and 2023, we did not pay any audit-related fees to Withum or Astra. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. For the years ended December 31, 2024 and 2023, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firms other than those set forth above.

Pre-Approval Policy

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

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a)(1)Financial statements.

See “Index to Consolidated Financial Statements” on page 63.

(a)(2)Financial Statement Schedules.

See “Index to Consolidated Financial Statements” on page 63.

(a)(3)Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Exhibit No.	Description
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
4.1

Warrant Agreement, dated November 3, 2021, by and between DHAC and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).

4.2	Warrant dated October 5, 2022 in favor the investor named therein (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on October 7, 2022).
4.3

Warrant Amendment dated November 8, 2024 to the Warrant issued on October 5, 2022 (incorporated by reference to Exhibit 4.2(a) filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).

4.4	Warrant, dated as of May 5, 2023 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on May 8, 2023).
4.5	Warrant, dated as of September 30, 2024 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 1, 2024).
4.6

Warrant Amendment dated November 8, 2024 to the Warrant issued on September 30, 2024 (incorporated by reference to Exhibit 4.4(a) filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).

4.7	Warrant, dated as of December 31, 2024 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 1, 2024).
10.1

Unit Subscription Agreement, dated November 3, 2021, by and between DHAC and the Sponsor (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 8, 2021).

10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
10.3

Letter Agreement, dated November 3, 2021, by and among DHAC, its officers, directors, and advisors, DHAC’s sponsor, Digital Health Sponsor LLC (the “Sponsor”), and A.G.P./Alliance Global Partners, (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).

10.4

Registration Rights Agreement, dated November 3, 2021, by and among DHAC and certain security holders, a copy of which is attached as Exhibit 10.3 hereto and incorporated herein by reference (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 8, 2021).

10.5

Third Amended and Restated Transaction Support Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., Milton Chen, Imoigele Aisiku, and certain stockholders of VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.6

Support Agreement dated June 15, 2022 by and among Digital Health Sponsor LLC, certain other stockholders of Digital Health Acquisition Corp., Digital Health Acquisition Corp., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 16, 2022).

Exhibit No.	Description
10.7

Leak-Out Agreement dated August 9, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on August 11, 2022).

10.8

First Amendment to Leak-Out Agreement dated October 6, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.9

Second Amendment to Leak-Out Agreement, dated November 21, 2023, by and between DHAC and certain stockholders of VSee Lab, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.10

Securities Purchase Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., and the Bridge investor named therein (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.11	Promissory Note dated October 5, 2022 issued to the investor named therein (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on October 7, 2022).
10.12

Form of Letter Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc., and the Bridge Investor (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.13	Form of Additional Bridge Notes (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.14

Registration Rights Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on October 7, 2022).

10.15

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

10.17

First Amendment to Securities Purchase Agreement, dated November 21, 2023, by and between Digital Health Acquisition Corp. and A.G.P. / Alliance Global Partners (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.18

Form of Securities Purchase Agreement, dated as of May 5, 2023, by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 8, 2023).

10.19

Registration Rights Agreement, dated as of May 5, 2023, by and among Digital Health Acquisition Corp. and the Holder (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on May 8, 2023).

10.20

Form of Conversion Securities Purchase Agreement for Shares of Series A Preferred Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.21

Form of Amended and Restated Conversion Securities Purchase Agreement with the Bridge Investor for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 13, 2024).

10.22

Form of Amended and Restated Conversion Securities Purchase Agreement with Tidewater for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 13, 2024).

Exhibit No.	Description
10.23

Letter Agreement dated April 17, 2024 to the Promissory Note dated November 21, 2023 and January 25, 2024 issued by Digital Health Acquisition Corp. to the Bridge Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 18, 2024).

10.24

Letter Agreement dated April 17, 2024 to the Extension Securities Purchase Agreement and Extension Note dated May 3, 2023 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 18, 2024).

10.25

Form of Exchange Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc., and the Bridge Investor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.26

Exchange Note dated as of June 24, 2024 by and between VSee Health, Inc. and the Bridge Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.27

Exchange Registration Rights Agreement dated as of June 24, 2024 by and between VSee Health, Inc. and the Bridge Investor (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.28

Form of Exchange Lock-Up Agreement entered with directors and officers of VSee Health, Inc. on June 24, 2024 (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.29

Amended and Restated Security Agreement dated June 24, 2024 by and among the Bridge Investor, VSee Health, Inc., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc. and grantors under the signature page thereof (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.30

Convertible Note Purchase Agreement, dated as of November 21, 2023, by and between Digital Health Acquisition Corp., and the Quantum Investor (incorporated by reference to Exhibit 10.12 filed with the Form 8-K filed by the Registrant on November 21, 2023).

10.31

Quantum Note dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.32

Quantum Registration Rights Agreement dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.33

Amendment to Quantum Note dated as of July 3, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 9, 2024).

10.34

Equity Purchase Agreement, dated as of November 21, 2023, by and between Digital Health Acquisition Corp., and an institutional and accredited investor (incorporated by reference to Exhibit 10.39 filed with the Form S-1/A filed by the Registrant on October 15, 2024).

10.35

Amendment to Equity Purchase Agreement dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on March 21, 2025).

10.36

Equity Purchase Commitment Note dated July 2, 2024 by and between VSee Health, Inc. and an institutional and accredited investor (incorporated by reference to Exhibit 10.40 filed with the Form S-1/A filed by the Registrant on October 15, 2024).

10.37

Form of Escrow Agreement by and among VSee Health, Inc. (f/k/a Digital Health Acquisition Corp.), and each of VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc, and Continental Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.20 filed with the Form S-4 filed by the Registrant on May 9, 2024)

Exhibit No.	Description
10.38+

Indemnification Agreements, dated June 24, 2024, by and between VSee Health, Inc. and each of the officers and directors (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on June 28, 2024).

10.39+†	2024 VSee Health, Inc. Incentive Plan (incorporated by reference to Exhibit 99.1 filed with the Form S-8 filed by the Registrant on October 8, 2024).
10.40+	Form of Stock Option Agreement
10.41+	Form of Restricted Stock Unit Agreement
10.42+	Form of Restricted Stock Award Agreement
10.43

Securities Purchase Agreement, dated as of September 30, 2024, by between VSee Health, Inc., and the investor therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 1, 2024).

10.44

Amendment No.1 to Securities Purchase Agreement, dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 21, 2025).

10.45

Senior Secured Convertible Promissory Note dated as of September 30, 2024 by and between VSee Health, Inc. and the investor therein (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 1, 2024).

10.46

Registration Rights Agreement dated as of September 30, 2024 by and between VSee Health, Inc. and the investor thereof (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 1, 2024).

10.47

Form of Lock-Up Agreement entered with directors and officers of VSee Health, Inc. on September 30, 2024 (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 1, 2024).

10.48

Securities Purchase Agreement, dated as of November 8, 2024, by and between VSee Health, Inc. and SCS, LLC (incorporated by reference to Exhibit 10.47 filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).

10.49

Lock-Up Agreement entered with Quantum Assets SPV, LLC on November 8, 2024 (incorporated by reference to Exhibit 10.48 filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).

10.50

Form of Note Pursuant to Amendment No.1 to Securities Purchase Agreement, dated March 20, 2025 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 21, 2025).

10.51

Secured Note Purchase Agreement, dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on March 21, 2025).

10.52	Form of Secured Note, dated March 20, 2025 (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.53	Form of Security Agreement, dated March 20, 2025 (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on March 21, 2025).
16.1

Letter from Accell Audit & Compliance, PA dated June 28, 2024 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 filed with the Form 8-K filed by the Registrant on June 28, 2024)

19.1*	Insider Trading Policy
21.2*	List of Subsidiaries of VSee Health, Inc.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm
23.2*	Consent of Astra Audit & Advisory, LLC, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.SCA	XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+Indicates management contract or compensatory plan or arrangement.

†Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*Filed herewith.

**Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSEE HEALTH, INC.

Date: August 28, 2025	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 28, 2025	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Chen	Co-Chief Executive Officer, Chairman, Director	August 28, 2025
Milton Chen	(Principal Executive Officer)

/s/ Kevin Lowdermilk	Director	August 28, 2025
Kevin Lowdermilk

/s/ Colin O’Sullivan	Director	August 28, 2025
Colin O’Sullivan

/s/ Scott Metzger	Director	August 28, 2025
Scott Metzger

/s/ Cydonii V. Fairfax	Director	August 28, 2025
Cydonii V. Fairfax

/s/ David L. Wickersham	Director	August 28, 2025
David L. Wickersham