Form 10-K/A
period 2024-12-31
VSEE HEALTH, INC.
filed 2025-08-29
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the years ended December 31, 2024 and 2023 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on August 28, 2025, is being filed to (i) update the date on the consent, (ii) correct the address referenced in Exhibit 23.2, (iii) correct certain hyperlink references in the Form 10-K, and (iv) include a comprehensive restatement of previously filed periods. This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2024, as well as restated financial statements for the fiscal year ended December 31, 2023 and the unaudited consolidated financial statements for the quarterly reporting periods ended March 31, 2023, June 30, 2023, and September 30, 2023, and March 31, 2024, June 30, 2024, and September 30, 2024. The Company also identified certain errors in the recognition and measurement of transactions as of the business combination date (June 24, 2024). Except as described above, no other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and does not modify or update any other disclosures made in the Form 10-K.

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

10.39+†	2024 VSee Health, Inc. Incentive Plan (incorporated by reference to Exhibit 99.1 filed with the Form S-8 filed by the Registrant on October 8, 2024).
10.40+	Form of Stock Option Agreement
10.41+	Form of Restricted Share Unit
10.42+	Form of Restricted Stock Award Agreement
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

19.1	Insider Trading Policy (Incorporated by reference to Page 90 on 10K by the Registrant on August 28, 2025)
21.2*	List of Subsidiaries of VSee Health, Inc.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm
23.2*	Consent of Astra Audit & Advisory, LLC, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 filed with the Form 10-K filed by the Registrant on April 12, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.SCA	XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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