Form 10-Q
period 2025-03-31
VSEE HEALTH, INC.
filed 2025-10-15
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of October 14, 2025, there were 17,022,690 of the registrant’s common stock outstanding.

i

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, VSee Health, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “VSee Health,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed by us with the Securities and Exchange Commission (“SEC”).

These and other factors could cause actual results to differ from those implied by the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. The forward-looking statements are based on the current and reasonable expectations of our management but are inherently subject to uncertainties and changes in circumstances and their potential effects and speak.

ii

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$410,122	$326,115
Accounts receivable, net of allowance for credit losses of $2,513,952 and $2,393,033 as of March 31, 2025, and December 31, 2024, respectively	1,850,581	1,716,370
Due from related party	289,156	531,656
Prepaids and other current assets	529,994	446,826
Total current assets	3,079,853	3,020,967

Right-of-use assets, net	359,061	379,585
Intangible assets, net	10,442,500	10,995,000
Goodwill	4,916,694	4,916,694
Fixed assets, net	597,578	680,242
Total assets	$19,395,686	$19,992,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	9,458,045	9,343,659
Deferred revenue	846,674	417,815
Due to related party	51,900	51,900
Operating lease liabilities	76,892	72,836
Financing lease liabilities	282,877	328,833
Factoring payable	150,380	179,007
Encompass Purchase liability	263,918	263,918
Equity Line of Credit	44,953	80,000
Quantum Convertible Note, related party, at fair value	3,691,806	3,248,000
September 2024 Convertible Note, at fair value	2,572,734	2,094,000
Loan payable, related party, net of discount	471,651	471,651
Line of credit	456,097	456,097
Notes payable, net of discount	1,090,606	433,983
Exchange Note, at fair value	2,462,897	1,499,000
Common stock issuance obligation	61,430	69,621
Total current liabilities	$21,982,860	$19,010,320

Notes payable, less current portion, net of discount	593,941	593,941
Operating lease liabilities, less current portion	248,504	269,338
Deferred revenue, net of current portion	—	69,999
Deferred tax liability	67,378	67,378
Total liabilities	$22,892,683	$20,010,976

Commitments, Contingencies, and Concentration Risk (Note 10)

Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,158 and 6,158 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	1	1
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,422,190 and 16,297,190 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	1,643	1,630
Additional paid-in capital	68,164,672	67,683,754
Accumulated deficit	(71,663,313)	(67,703,873)
Total stockholders’ deficit	$(3,496,997)	$(18,488)
Total liabilities and stockholders’ deficit	$19,395,686	$19,992,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024 (UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
		(Restated)
Revenues
Subscription fees	$827,345	$1,005,202
Professional services and other fees	896,680	327,843
Technical engineering fees	399,846	287,950
Patient fees	711,264	-
Telehealth fees	483,850	-
Institutional fees	2,500	-
Total revenues	3,321,485	1,620,995
Cost of revenues	1,461,514	386,253
Gross margin	1,859,971	1,234,742

Operating expenses
Compensation and related benefits	1,658,998	893,577
General and administrative	2,032,291	210,767
Transaction expenses	-	26,338
Total operating expenses	3,691,289	1,130,682

Net operating profit (loss) income	(1,831,318)	104,060

Other income (expense)
Interest expense	(730,665)	(9,310)
Other income, net	15,539	-
Loss on issuance of financial instruments	(138,020)	-
Change in fair value of financial instruments	(1,261,471)	-
Total other income (expense), net	(2,114,617)	(9,310)

(Loss) income before provision for income taxes	(3,945,935)	94,750

Provision for income taxes	(13,505)	-

Net (loss) income	(3,959,440)	94,750
Net profit attributable to non-controlling interest	-	31,980
Net (loss) income attributable to stockholders	$(3,959,440)	$62,770

Basic (loss) income per common share	$(0.24)	$0.01
Weighted average number of common shares outstanding, basic	16,312,468	4,639,643

Diluted (loss) income per common share	$(0.24)	$0.01
Weighted average number of common shares outstanding, diluted	16,312,468	4,639,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2024	6,158	$1	-	$-	16,297,190	$1,630	$67,683,754	$(67,703,873)	$-	$(18,488)
Net loss for the period ending March 31, 2025	-	-	-	-	-	-	-	(3,959,440)	-	(3,959,440)
Payment to shareholder	-	-	-	-	-	-	(10,000)	-	-	(10,000)
Issuance during the period	-	-	-	-	125,000	13	90,621	-	-	90,634
Share based compensation		-	-	-	-	-	400,297	-	-	400,297
Balance - March 31, 2025	6,158	$1	-	$-	16,422,190	$1,643	$68,164,672	$(71,663,313)	$-	$(3,496,997)

	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2023 (Restated)	371,715	$37	1,228,492	$123	9,998,446	$1,000	$6,026,457	$(10,001,858)	$(325,279)	$(4,299,520)
Retroactive application of recapitalization	(371,715)	(37)	(1,228,492)	(123)	(5,358,803)	(536)	696	-	-	-
Net profit for the period ending March 31, 2024 (Restated)	-	-	-	-	-	-	-	62,770	31,980	94,750
Balance - March 31, 2024 (Restated)	-	$-	-	$-	4,639,643	$464	$6,027,153	$(9,939,088)	$(293,299)	$(4,204,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	For Three Months Ended
	March 31,	March 31,
	2025	2024
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,959,440)	$94,750
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of discount on note payable	—	7,000
Allowance for expected credit losses	120,919	9,201
Depreciation and amortization	647,037	618
Stock-based compensation	392,106	—
Amortization of right-of-use assets	20,524	—
Change in fair value of financial instruments	1,399,491	—
Changes in operating assets and liabilities:
Accounts receivable	(255,130)	(33,116)
Due from related party	242,500	—
Prepaids and other current assets	(83,168)	(22,405)
Accounts payable and accrued liabilities	692,586	54,523
Deferred revenue	358,860	469,003
Due to related party	—	(288)
Operating lease liabilities	(16,778)	—
Net cash (used in) provided by operating activities	(440,493)	579,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(11,873)	(8,740)
Net cash used in investing activities	(11,873)	(8,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes issued during the period	509,366	—
Proceeds from issuance of common stock	90,634	—
Payment to shareholder	(10,000)	—
Payments on factoring payable	(28,627)	—
Payments on finance lease liability	(25,000)	—
Net cash provided by financing activities	536,373	—

NET CHANGE IN CASH	84,007	570,546
Cash, Beginning of Period	326,115	118,734
CASH, END OF PERIOD	410,122	689,280

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$110,205	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Organization and Description of Business

VSee Health, Inc., (formerly known as Digital Health Acquisition Corp., is a Delaware Corporation) (the “Company”, “we”, “our”, “VSee Health” or “us”), based telehealth software company that provides a scalable, application programming interface-driven platform for virtual healthcare delivery. The platform integrates secure video streaming with medical device data, electronic medical records, and other sensitive health information, offering customizable and white-labeled solutions for healthcare providers, employers, and hospital systems.

On June 24, 2024, the Company completed a business combination (the “Business Combination”) with VSee Lab, Inc. (“Vsee Lab”) and iDoc Virtual Telehealth Solutions, Inc. (“iDoc”). As part of the transaction, Digital Health Acquisition Corp. changed its name to VSee Health, Inc. The transaction was accounted for as a reverse recapitalization, with VSee Lab, Inc. identified as the accounting acquirer. Various equity and debt instruments were converted into common and preferred shares, and the Company entered into an equity line of credit agreement for up to $50 million over a 36-month period.

For financial reporting purposes, historical financial data prior to June 24, 2024, reflects the operations of VSee Lab, Inc. The acquisition of iDoc Virtual Telehealth Solutions, Inc. was treated as a business combination under Accounting Standards Codification 805, Business Combinations, with the excess purchase consideration recorded as goodwill. Refer to Note 4 for additional details.

Going Concern

As disclosed in the prior year’s consolidated financial statements, there were significant doubts about the Company’s ability to continue as a going concern due to persistent operating losses during the past two years, and a deteriorating liquidity position from the Company generating negative operating cash.

Management has undertaken a series of measures to address these concerns, which include:

●	Revenue Enhancement Strategies: The Company including the acquisition of iDoc on June 24, 2024 (See Note 4 - Business Combination) won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline. During the third quarter, service commenced to a client in the new market, driving positive future revenue growth.

●	Additional Financing: The Company is in negotiations with an investor for additional financing, which is expected to support its working capital needs and fund its growth initiatives.

●	ELOC Financing: The Company has an equity line of credit purchase agreement (“ELOC Agreement”) dated November 21, 2023, with the right to issue and sell to the investor listed therein, from time to time, and the investor shall purchase from the Company, up to the lesser of (i) $50,000,000 in the aggregate gross purchase price of newly issued shares of the Company’s common stock. Per the ELOC Agreement, the aggregate number of shares issued in connection with the ELOC Agreement may not exceed 19.9% of the number of issued and outstanding shares. The investor shall have the right but not the obligation to purchase shares at the floor price if the VWAP on the date of notice is less than the floor price ($1.25).

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

Note 2 Restatement of Previously Issued Financial Statements

Restatement of VSee Lab, Inc. Condensed Consolidated Financial Statements as of March 31, 2024

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of accrued expenses in the condensed consolidated balance sheet of VSee Lab as of March 31, 2024, and the proper cutoff of revenue transactions in the condensed consolidated statement of operations for the three months ended March 31, 2024. The Company determined that the previously issued condensed consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone condensed consolidated financial statements include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers. As a result of correcting this error, the Company recorded an accrual of $821,291 in the condensed consolidated balance sheet as of March 31, 2024. Of this amount, $761,873 related to periods prior to the year ended December 31, 2023, and is reflected as an adjustment to opening retained earnings in the condensed consolidated financial statements for VSee Lab as of March 31, 2024. The remaining $59,419 of this amount was reflected as an adjustment to operating expense in the condensed consolidated statement of operations for the three months ended March 31, 2024.

●	The incorrect cutoff of a revenue transaction with a customer as of December 31, 2023. Correcting this error did not have an impact on the condensed consolidated balance sheet as of March 31, 2024. As the related contract was completed during March 2024, the Company recognized all deferred revenue from prior periods related to the arrangement in this period. This resulted in an increase of $125,000 in revenue (specific to the technical engineering fees line item) during the three months ended March 31, 2024.

The following tables summarize the effect of the restatement on each financial statement line item in the VSee Lab condensed consolidated financial statements for the three months ended March 31, 2024. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ deficit has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Condensed Consolidated Balance Sheet of Vsee Lab, Inc. as of March 31, 2024	As Reported	Adjustment	As Restated
Accounts Payable and Accrued Liabilities	$1,819,512	$821,292	$2,640,804
Total Liabilities	4,814,257	821,292	5,635,549
Accumulated Deficit	(9,117,796)	(821,292)	(9,939,088)
Total Stockholders’ Deficit	$(3,383,478)	$(821,292)	$(4,204,770)

Condensed Consolidated Statement of Operations of VSee Lab, Inc. for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$162,950	$125,000	$287,950
Total revenue	1,495,995	125,000	1,620,995
Gross margin	1,109,742	125,000	1,234,742
General and administrative expenses	151,348	59,419	210,767
Total operating expenses	1,071,263	59,419	1,130,682
Net operating (loss) profit	38,479	65,581	104,060
(Loss) income before income taxes	29,169	65,581	94,750
Net (loss) income	29,169	65,581	94,750
Net (loss) income attributable to shareholders	(2,811)	65,581	62,770
Basic and diluted net (loss) income per share	$-	$0.01	$0.01

Condensed Consolidated Statement of Cash Flows for VSee Lab, Inc. for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Net (loss) income	$29,169	$65,581	$94,750
Accounts receivable	(8,116)	(25,000)	(33,116)
Accounts payable and accrued expenses	(4,896)	59,419	54,523
Deferred revenue	$569,003	$(100,000)	$469,003

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio. See Note 12– Equity for additional information.

The condensed consolidated financial statements include the accounts of VSee Health, Inc. and its subsidiaries, VSee Lab and iDoc, which are both 100% wholly-owned subsidiaries of the Company. In addition, the consolidation includes Encompass Healthcare Billing, LLC, a 100% wholly-owned subsidiary of iDoc and This American Doc, Inc. (“TAD”) now a wholly-owned subsidiary of VSee Lab. All intercompany amounts are eliminated upon consolidation. Prior to June 24, 2024, the condensed consolidated financial statements included the accounts of VSee Lab, Inc. and its 53.8% partially owned subsidiary, TAD.

The accompanying condensed consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2025, and December 31, 2024, its results of operations, changes in stockholders’ deficit, and statements of cash flows for the three months ended March 31, 2025, and 2024, in conformity with U.S. GAAP. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “December 31, 2024, Condensed Consolidated Financial Statements”), as filed with the SEC. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on a basis consistent with those reflected in December 31, 2024, Condensed Consolidated Financial Statements. Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation primarily consisting of the breakout of revenue by category and the retroactive application of the recapitalization.

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

Management has determined that the Company has two consolidated operating segments. The Company’s reporting segment reflects the manner in which its chief operating decision makers, which is currently shared between the Co-Chief Executive Officers, Milton Chen and Imo Aisiku, review results and allocate resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

The Company’s reporting segments are Healthcare Technology (“Technology”) and Telehealth Services (“Telehealth”). VSee Lab is included in Technology, while iDoc is included in Telehealth.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, revenue, cost of revenues, goodwill and intangible asset impairment analysis, allowance for credit losses, the fair value of the ELOC agreement, the Exchange Note, the Additional Bridge Note, the Quantum Convertible Note, March 2025 Convertible Note, and the September 2024 Convertible Note (each note as defined in Note 8 Line of Credit and Notes Payable, Net of Discount), stock-based compensation, incremental borrowing rate determination, useful life of intangibles, reserve for income tax uncertainties and other contingencies, and valuation of deferred tax asset.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods and services.

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, professional services and technical engineering services, subscription services and institutional services provided to our clients.

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

Subscription Service Contracts and Performance Obligation

The Company recognizes subscription revenue over time as customers receive and consume services. Each module is a distinct performance obligation, delivered consistently each month. Revenue begins when access is provided and is recognized using a time-based output method.

Upfront non-refundable fees are deferred and amortized over the subscription term, as they do not represent separate performance obligations. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

Modules are distinct and not interdependent, allowing standalone benefit. Pricing is fixed per user and based on the most likely amount expected to be collected. Implementation fees are typically paid upfront.

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

Patient Fees Services and Performance Obligation

Patient Fee Services

Patient fees represent a series of distinct services because performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site. The patient benefits from professional services when care is rendered by the Company’s medical professionals. Revenue recognition commences when the Company satisfies its performance obligation to provide professional medical services to patients.

Patient Fee Contracts Involving Third-Party Payors

The Company receives payments from patients, third-party payors, and others for patient fee services. Third-party payors reimburse based on contracted rates or billed charges, which are generally lower than billed amounts. The transaction price is based on standard charges, adjusted for third-party payor agreements and implicit price concessions for uninsured patients.

Revenue is presented net of estimated contractual adjustments, service credits, and expected credit losses. These adjustments reflect the difference between billed amounts and expected consideration, based on historical collection experience, market conditions, and other factors. The Company monitors receivables and records estimated allowances to account for these differences. Actual results may differ materially from estimates.

All telemedicine contracts for patient reimbursement fees are directly billed to payors by the Company. The Company earns patient fees by providing high acuity patient care solutions. Performance obligations are met when the Company’s physicians provide professional medical services to patients at the client site, which is deemed a transfer of goods and services to respective patients. Revenue is determined based on telemedicine billing code(s) associated with the professional service rendered.

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

Telehealth Fees Service Contracts and Performance Obligation

Contract For Telemedicine Care Services

Performance obligations for telemedicine care are based on services delivered through hardware and software integration, including multi-participant video conferencing and electronic communication available 24 hours per day, seven days per week for the duration of the contract. The Company provides administrative, hardware, software support, and physician coverage ranging from 12 to 24 hours per day. Revenue from telemedicine care services is included in telehealth fees in the condensed consolidated financial statements.

Revenue is recognized when the Company provides administrative, business, and medical records and reports as required. Variable consideration is estimated using the expected value or most likely amount method, based on legal enforceability, performance, and available information. Management estimates revenue based on expected customer life or performance period.

Revenue recognition begins when tele-physician service hours are provided. Start-up nonrefundable payments for training, hardware/software setup, and integration are recognized upon completion of implementation. These start-up services are separable and recognized over time using the input method.

Institutional Fees Service Contracts and Performance Obligation

Contract For Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations are based on the number of EEG interpretations provided monthly, which are distinct and separately identifiable within the contract. The Company’s physicians use EEG telemedicine equipment supplied by the Company to deliver these services. Revenue is recognized monthly based on the number of interpretations performed and contractual rates and is included in institutional fees in the condensed consolidated financial statements.

Most contracts, including those with the Company’s top customers, involve fixed monthly fees covering telemedicine consultations, EEG interpretation, platform software, and hardware. These fees include predetermined physician coverage hours and agreed-upon rates for interpretation and software services. The Company also provides equipment, training, maintenance, and support for service delivery.

The Company commences revenue recognition on EEG professional interpretation services when the Company satisfies its performance obligation to provide professional interpretation monthly.

Net (Loss) Income Per Common Share

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

	Three months Ended
	March 31, 2025	March 31, 2024
		(Restated)
Net (loss) income	$(3,959,440)	$62,770
Weighted average shares outstanding – Basic	16,312,468	4,639,643
Net (loss) income per share – Basic	$(0.24)	$0.01
Weighted average shares outstanding – Diluted	16,312,468	4,639,643
Net (loss) income per share – Diluted	$(0.24)	0.01
Excluded securities (1)
Public Warrants	11,500,000	-
Private Warrants	557,000	-
Bridge Warrants	173,913	-
Extension Warrants	26,086	-
September 2024 Warrants	740,741	-
Quantum Convertible Note, related party (2)	1,862,466	-
Exchange Note (2)	827,330	-
September 2024 Convertible Note (3)	1,258,733	-
Series A Preferred stock common stock equivalents (4)	3,079,000	-
Stock options granted	803,646	-
Common stock issuance obligation	51,192	-
March 2025 Convertible Note	7,543	-

(1)	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the period ended March 31, 2025, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(3)	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.

(4)	Assumes the maximum conversion thereon at the floor conversion price of $2.00.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of March 31, 2025, and December 31, 2024, respectively.

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

As of March 31, 2025, and December 31, 2024, respectively, the allowance for credit losses was $2,513,952 and $2,393,033, respectively. For the three months ended March 31, 2025, and 2024, the Company recognized $120,919 and $9,201 respectively, of credit loss expense recorded within general and administrative expense on the condensed consolidated statements of operations.

The following table presents the Company’s allowance for credit losses at March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024

Beginning allowance for credit losses	$2,393,033	$32,457
Add: Allowance for credit losses, due to acquisition	-	1,696,553
Add: Provision for credit losses	120,919	514,282
Less: Accounts receivable write-off included in allowance for credit losses above	-	149,741
Ending allowance for credit losses	$2,513,952	$2,393,033

Leases

The Company accounts for leases under ASC 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use assets and operating lease liabilities, less current portion on the Company’s condensed consolidated balance sheets. Finance leases are included in fixed assets and finance lease liabilities on the Company’s condensed consolidated balance sheets. Operating and finance lease right-of-use assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. As we do not have any outstanding public debt, we estimated the incremental borrowing rate based on our estimated credit rating and available market information. The incremental borrowing rate is subsequently reassessed upon a modification to the lease agreement.

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

Deferred Revenue

The timing of revenue recognition, billing, and cash collections results in billed accounts receivable and deferred revenue, primarily attributable to the unamortized balance of nonrefundable upfront fees related to subscription services, which are classified as current and non-current based on the timing of when the Company expects to recognize revenue on the condensed consolidated balance sheets. Accounts receivable are recognized in the period in which the Company’s right to the consideration is unconditional. Contract liabilities consist of billing in excess of revenue recognized primarily related to deferred revenue.

As of March 31, 2025, and December 31, 2024, the Company had $846,674 and $417,815 respectively, of contract liabilities (current portion) associated with customer deposits for subscription, professional, and technical engineering services, which were reported in deferred revenue on the condensed consolidated balance sheets. As of March 31, 2025, and December 31, 2024, the non-current portion of deferred revenue was $0 and $69,999 respectively.

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

The carrying amounts are reflected in the accompanying balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

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

See Note 15 for additional information on assets and liabilities measured at fair value.

Warrant Instruments

The Company classifies warrants as equity or liability instruments based on their terms and guidance under ASC 480 (Distinguishing Liabilities from Equity) and ASC 815 (Derivatives and Hedging). This assessment considers whether warrants are freestanding financial instruments, meet liability definitions, and qualify for equity classification.

The evaluation is performed at issuance and each quarter-end. Warrants meeting equity criteria are recorded in additional paid-in capital. Those not meeting equity criteria are recorded at fair value initially and remeasured each reporting period.

The Company has determined that its Public Warrants, Private warrants, Bridge Warrants, September 2024 Warrants and Extension Warrants are freestanding and meet equity classification under ASC 815 (Derivatives and Hedging) and are therefore classified in equity.

Fixed Assets

Fixed assets are recorded at historical cost, less accumulated depreciation. The Company expenses fixed assets purchased that are less than $1,000. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are charged to expenses as incurred.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the three months ended March 31, 2025, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

Intangible Assets

Intangible assets are presented at their historical costs, net of amortization. Historical cost of intangible assets acquired in a business combination represents the fair value at acquisition. The fair value at acquisition is determined based on the appraised value of the asset. Intangible assets are comprised of developed technology and customer list (See Note 4 – Business Combination). Developed technology and customer relationships are amortized using the straight-line method over the five-year and ten-year estimated useful lives of the assets, respectively. Identifiable intangible assets subject to amortization consist of the following:

	Estimated Useful Life	March 31, 2025	December 31, 2024
Customer relationships	10 years	$2,100,000	$2,100,000
Developed technology	5 years	10,000,000	10,000,000
		12,100,000	12,100,000
Less: Accumulated amortization		(1,657,500)	(1,105,000)
Intangible assets, net		$10,442,500	$10,995,000

Expected amortization expense is as follows:

Year ending December 31, 2025 (Remaining nine months)	$1,657,500
Year ending December 31, 2026	2,210,000
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029, and thereafter	2,155,000
Total	$10,442,500

For the three months ended March 31, 2025, and March 31, 2024, the Company recorded amortization expense of $552,500 and $0, respectively, within general and administrative expenses in the condensed consolidated statements of operations.

Original Issue Discount on Debt

When the Company issues notes payable with a face value higher than the proceeds it receives, it records the difference as a debt discount and amortizes the discount as interest expense over the life of the underlying note payable.

Loss Contingencies and Litigation

The Company records reserves for loss contingencies if (a) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the condensed consolidated financial statements and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a material loss will occur, the Company does not record and reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

ASU 2023-09: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ASU 2024-03: In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures in the condensed consolidated financial statements.

The Company continues to evaluate the impact of new accounting pronouncements, including enhanced disclosure requirements, on its business processes, controls and systems.

Note 4 Business Combination

Acquisition of iDoc Telehealth Solutions, Inc.

On June 24, 2024, VSee Health, Inc. (formerly Digital Health Acquisition Corp.) completed the Business Combination with VSee Lab and iDoc, a provider of tele-intensive acute and neurocritical care services. The overall transaction was accounted for as a reverse recapitalization between DHAC and VSee Lab, with VSee Lab identified as the accounting acquirer. Separately, the acquisition of iDoc was treated as a business combination under Accounting Standards Codification 805, with VSee Lab as the accounting acquirer and iDoc as the acquiree.

The acquisition enhanced the Company’s platform by integrating iDoc’s clinical capabilities in managing critically ill patients with complex neurological, cardiac, and pulmonary conditions. The transaction supported the Company’s strategy to expand its telehealth offerings in a rapidly evolving market.

At closing of the Business Combination, the Company issued 5,542,500 shares of common stock and 300 shares of Series A preferred stock, convertible into 150,000 shares of common stock at a floor conversion price of $2. This represents a total of 5,692,500 shares of common stock (on an as-converted basis), with an aggregate consideration of $68.9 million, based on a closing price of $12.11 per share.

The purchase price was allocated to assets including developed technology ($10 million), customer relationships ($2.1 million), and other tangible and intangible assets. Liabilities assumed totalled $8.3 million. The resulting goodwill of approximately $61.6 million reflects anticipated synergies and platform expansion opportunities. A goodwill impairment charge of $56.7 million was recorded in December 2024. Goodwill is not deductible for tax purposes.

Note 5 Leases

The Company has operating and finance leases for real estate, and office equipment.

Operating lease right-of-use assets are summarized below.

	March 31, 2025	December 31, 2024
Office lease	$433,173	$433,173
Less: Accumulated amortization	(74,112)	(53,588)
Right-of-use assets, net	$359,061	$379,585

Operating lease liabilities are summarized below:

	March 31, 2025	December 31, 2024
Office lease	$325,396	$342,174
Less: current portion	(76,892)	(72,836)
Long term portion	$248,504	$269,338

As of March 31, 2025, and December 31, 2024, $105,470 and $96,589, respectively, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2025 (Remaining nine months)	$96,630
Year ending December 31, 2026	131,440
Year ending December 31, 2027	125,400
Year ending December 31, 2028	82,880
Total future minimum lease payments	436,350
Less: Imputed interest	(110,954)
Present value of payments	$325,396

Expenses incurred with respect to the Company’s operating leases during the three months ended March 31, 2025 and March 31, 2024, which are included in general and administrative expenses on the condensed consolidated statements of operations are set forth below.

	For Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease expense:
Operating lease expense	$35,635	—
Total operating lease expense	$35,635	$—

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	3.3	3.6
Weighted average discount rate	18%	17.9%

Finance Leases

On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024. On December 13, 2024, the Company revised the forbearance agreement with a maturity date of November 30, 2025. Subsequently on August 27, 2025 the Company further revised the forbearance agreement and agreed to a payment on September 5, 2025 and a further payment on November 30, 2025. The remaining balance on the forbearance agreement is due December 10, 2025. Accordingly, the entirety of the finance lease has been reclassified to financing lease liabilities within current liabilities on the consolidated balance sheets as of March 31, 2025, and December 31, 2024.

Finance lease right-of-use assets are summarized below:

	March 31, 2025	December 31, 2024
Equipment lease	$736,624	$736,624
Less: Accumulated amortization	(286,619)	(200,633)
Leased equipment, net	$450,005	$535,991

Finance lease liabilities are summarized below:

	March 31, 2025	December 31, 2024
Equipment lease	$282,877	$328,833
Less: Current portion	(282,877)	(328,833)
Long term portion	$—	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2025 (Remaining nine months)	$182,818
Year ending December 31, 2026	136,484
Total future minimum lease payments	319,302
Less imputed interest	(36,425)
Present value of payments	$282,877

Total finance lease cash payments made during the three months ended March 31, 2025, and March 31, 2024, were $25,000 and $0. As such, as of March 31, 2025, and December 31, 2024, $482,830 and $446,890, respectively, of the Company’s finance lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases during the three months ended March 31, 2025, and March 31, 2024, which are included in the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Finance lease amortization	$85,986	$—
Finance lease interest	14,984	—
Total finance lease expense	$100,970	$—

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)*	1.3	1.6
Weighted average discount rate	19.3%	19.3%

*	The finance leases of the Company mature on June 30, 2026. However, as of March 31, 2025, and December 31, 2024, entire finance lease liability has been classified as current on the condensed consolidated balance sheet pursuant to the forbearance agreement entered into by the Company with the bank.

Note 6 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	March 31, 2025	December 31, 2024
Accounts payable	$4,208,106	$4,283,397
Accrued compensation and benefits	2,330,203	2,176,070
Accrued interest	536,057	558,358
Accrued sales and use tax	1,067,461	999,547
Accrued financing lease	482,830	446,890
Other accrued liabilities	833,388	879,397
	$9,458,045	$9,343,659

Note 7 Factoring Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following factoring payable liabilities from iDoc (See Note 4 – Business Combination). Except as specifically set forth below, the factoring purchase agreements are not collateralized by a general security agreement over iDoc’s personal property and interests. No interest rate is associated with these factoring purchase transactions and no time during which the amount sold must be collected because the weekly amount is subject to adjustment based on future receipts generated by iDoc or the Company after the closing of the Business Combination.

1.	A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 total dollar amount of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. The factoring payable under the June 21, 2023, Future Receipt Sale Agreement was $51,300 and $59,527 on March 31, 2025, and December 31, 2024, respectively.

2.	A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 total dollar amount of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023, Future Receipt Sale Agreement was $24,480 and $34,315 on March 31, 2025, and December 31, 2024, respectively.

3.	A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 total dollar amount of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 daily weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. The factoring payable under the October 13, 2023, Future Receipt Sale Agreement was $74,600 and $85,166 on March 31, 2025, and December 31, 2024, respectively.

Note 8 Line of Credit and Notes Payable, net of discount

The following is a summary of the notes payable as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024

Note payable issued November 29, 2021	$336,983	$336,983
Note payable issued December 1, 2021	1,500,600	1,500,600
Note payable issued August 18, 2023	33,000	33,000
Note payable issued November 29, 2023	64,000	64,000
Note payable issued March 20, 2025 (March 2025 Convertible Note)	238,020	-
Note payable issued March 20, 2025 (March 2025 Promissory Note)	418,603	-
Total notes payable and line of credit	2,591,206	1,934,583
Less: Current portion	(1,090,606)	(433,983)
Less: Fair value adjustment for debt	(906,659)	(906,659)
Total notes payable, net of current portion	$593,941	$593,941

Required principal payments under the Company’s notes payable and line of credit are as follows:

Year Ending December 31, 2025 (Remaining 9 months)	$1,095,173
Year Ending December 31, 2026	26,534
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Year Ending December 31, 2029	40,646
Thereafter	1,352,125
Total	$2,591,206

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc (See Note 4 – Business Combination).

(1)	On November 29, 2021, the iDoc issued a $654,044 promissory note to a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal Prime Rate (7.75% at March 31, 2025) (See Note 10 - Commitments, Contingencies, and Concentration Risk). iDoc is required to pay the loan in 36 payments of $19,409. As of each of March 31, 2025, and December 31, 2024, the outstanding balance on the promissory note was $336,983. For the three months ended March 31, 2025, and March 31, 2024, the Company recorded $9,427 and $0 in interest. The accrued interest balance, which were included within accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2025, and December 31, 2024, were $32,142 and $43,961. The note is currently in default, and as such, the company has classified the note in full in current liabilities.

(2)	On December 1, 2021, iDoc issued a promissory note to a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of each of March 31, 2025, and December 31, 2024, there were an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly installment payments, including principal and interest, of $7,682. The Company recorded $13,875 and $0 in interest related to the promissory note for the three months ended March 31, 2025, and March 31, 2024. The accrued interest balance, which were included within accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2025, and December 31, 2024, were $157,996 and $144,121. The note is currently in default.

(3)	On August 3, 2023, iDoc issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized total interest expense of $2,145 and $0 for the three months ended March 31, 2025 and March 31, 2024. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2025 and December 31, 2024, were $10,920 and $0. As of each of March 31, 2025, and December 31, 2024, the outstanding balance of the promissory note were $33,000. The note is currently in default.

(4)	On August 18, 2023, iDoc issued an 8.0% original issue discount promissory note to an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of each of March 31, 2025 and December 31, 2024, the outstanding balance of the promissory note was $64,000. The Company recognized $4,160 and $0 interest at default interest for the three months ended March 31, 2025, and March 31, 2024. The Company had $22,080 and $17,920 in accrued interest as of March 31, 2025, and December 31, 2024. The note is currently in default.

Furthermore, on January 12, 2023, VSee Lab issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $220,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on July 15, 2023. Interest accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. On November 21, 2023, VSee Lab, DHAC and the investor entered into a Loan Conversion securities purchase agreement pursuant to which $220,000 of the promissory note principal balance was converted into Series A Preferred Stock of the Company at the closing of the Business Combination. The Company paid off the promissory note by issuing 220 shares of Series A Preferred Stocks to the investor at the closing of the Business Combination. As of each of March 31, 2025, and December 31, 2024, there is no balance outstanding for the promissory note.

March 2025 Convertible Note

On March 20, 2025, the Company entered into a Convertible Note Purchase Agreement (the “March 2025 SPA”), pursuant to which the Company issued and sold a senior secured convertible promissory note in the principal amount of $108,696 (the “March 2025 Convertible Note”). The Company received $100,000 in initial proceeds, reflecting an 8% original issue discount. The March 2025 Convertible Note matures on December 20, 2025, and provides for a minimum interest amount guaranteed for the first six months, with interest accruing at 18% per annum and payable monthly in cash or common stock at the holder’s discretion. Interest in excess of the minimum amount (if applicable) will accrue at a rate of 18% per annum, increasing to 28% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 9 equal installments of $1,630 per month beginning on April 20, 2025.

The March 2025 Convertible Note is convertible into shares of the Company’s common stock at any time after three months from issuance (or earlier upon prepayment) by the holder, at a conversion price equal to the greater of (i) $2.00 per share or (ii) the lower of (a) the lowest average historical Nasdaq Official Closing Price (NOCP) for the five trading days immediately preceding the closing, or (b) the NOCP on the day prior to closing, subject to reverse stock split adjustment and most-favored nation protections. In addition, prior to a Qualified Financing, (as defined in the March 2025 Convertible Note), the holder may elect to convert at a price equal to the lower of the then-current conversion price or 75% of the effective price per share at which the Company issues common stock, options, or convertible securities to new investors in the Qualified Financing. The conversion price is subject to standard antidilution adjustments, including adjustments for stock splits, dividends, mergers, asset sales, volume resets, defaults, and down-round events. Conversion is subject to beneficial ownership and exchange cap limitations.

The March 2025 Convertible Note is prepayable at any time (unless an event of default has occurred) at 110% of the outstanding balance and is mandatorily prepayable upon the occurrence of a Qualified Financing (gross proceeds ≥ $2,000,000), with the redemption amount paid from the financing proceeds. The note is also mandatorily prepayable upon a change of control at 120% of the outstanding balance. The note can be accelerated upon an event of default either automatically or at the option of the note holder, depending on the nature of the event. Upon an uncured event of default, the holder may accelerate the note and require payment of 115% of the outstanding principal and accrued interest (“Mandatory Default Amount”), plus $5,000 in liquidated damages, and may convert the Mandatory Default Amount at a more favorable “Alternative Conversion Price,” defined as the lower of the conversion price then in effect or the lowest VWAP during the ten trading days prior to the default.

The March 2025 Convertible Note is secured by substantially all of the Company’s assets, and includes certain covenants which restrict the Company’s ability to incur additional indebtedness, grant liens, pay dividends, or dispose of assets without the lender’s consent.

In connection with the March 2025 SPA and March 2025 Convertible Note, the Company also issued 25,000 shares of common stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ deficit upon issuance.

After analyzing the terms of the March 2025 Convertible Note and its embedded features, the Company elected to account for the March 2025 Convertible Note at fair value under the allowable fair value option election. As such, the Company initially recognized the March 2025 Convertible Note at its fair value of $238,020 and will subsequently measure the note at fair value with changes in fair value recorded in current period earnings. The original discount of $8,696 was recognized in the condensed consolidated statements of operations as the March 2025 Convertible Note is recognized at fair value on a recurring basis. The Company recognized a loss of $138,020 on initial recognition of the March 2025 Convertible Note as the fair value of the March 2025 Convertible Note exceeded the proceeds of $100,000, received on issuance.

As of March 31, 2025, and December 31, 2024, the March 2025 Convertible Note’s fair value was $238,020 (see Note 15 Fair Value Measurements) and $0, respectively.

March 2025 Promissory Note

On March 20, 2025, the Company entered into Amendment No. 1 to the Securities Purchase Agreement, originally dated as of September 30, 2024 (the “Purchase Agreement”), pursuant to which the Company issued and sold a senior secured convertible promissory note in the principal amount of $555,556 (the “March 2025 Promissory Note”). The Company received $500,000 in initial proceeds, reflecting an original issue discount (OID) of approximately 10%. This transaction was completed as part of the second closing under the terms of the Purchase Agreement.

The March 2025 Promissory Note matures on November 1, 2025, and provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, with interest accruing at 5% per annum and payable monthly in cash. Interest in excess of the minimum amount will accrue at a rate of 5% per annum, increasing to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 8 equal installments of $2,315 per month beginning on April 20, 2025.

The March 2025 Promissory Note is prepayable at any time (unless an event of default has occurred) with advance notice and is mandatorily prepayable upon the occurrence of a subsequent offering, with the redemption amount paid from the financing proceeds. The note can be accelerated upon an event of default either automatically or at the option of the note holder, depending on the nature of the event. Upon an uncured event of default, the Holder may accelerate the note and require immediate payment of all outstanding principal and accrued interest.

If any payment due under the March 2025 Promissory Note is not paid when due, the Company shall pay a late fee equal to ten percent (10%) of such payment, due and payable immediately upon such failure.

The March 2025 Promissory Note is secured by substantially all of the Company’s assets and includes certain covenants which restrict the Company’s ability to enter into certain agreements or transactions without the lender’s consent.

In connection with the second closing under the Purchase Agreement and March 2025 Promissory Note, the Company also issued 100,000 shares of Common Stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ deficit upon issuance.

The Company identified certain embedded features within the March 2025 Promissory Note that would require bifurcation. However, the value of such embedded derivatives was de minimis and, accordingly, the March 2025 Promissory Note is accounted for at amortized cost using the effective interest method. The proceeds from the issuance of the March 2025 Promissory Note were allocated between the March 2025 Promissory Note and the common shares on a relative fair value basis. The amount allocated to the March 2025 Promissory Note was $409,366 and to the common shares was $90,634. As of March 31, 2025, and December 31, 2024, the outstanding balance on the March 2025 Promissory Note is $418,603 and $0, respectively. The interest expense recognized for the three months ended March 31, 2025, and March 31, 2024, is $9,237 and $0, respectively.

Line of credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate (7.75% at March 31, 2025). On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal Prime Rate (7.75% at March 31, 2025) (See Note 10 - Commitments, Contingencies, and Concentration Risk).

On December 13, 2024, the Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025.

On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025 and a further payment of $100,000 on November 30, 2025. The remaining balance on the forbearance agreement is due December 10, 2025. As of December 31, 2024, and March 31, 2025, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liabilit – finance, and accrued interest is included in accounts payable and accrued liabilities.

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. As of March 31, 2025, and December 31, 2024, the Company had an outstanding balance of $456,097 on the line of credit. The Company recorded $12,759 and $0 in interest related to the line of credit for the three months ended March 31, 2025, and March 31, 2024. The accrued interest balance, which was included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2025, and December 31, 2024, was $36,194 and $52,190.

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

●	On November 21, 2023, DHAC and VSee Lab entered into a Conversion SPA with Whacky Ventures LLC (“Whacky”), pursuant to which certain loans incurred by VSee Lab to Whacky in the aggregate amount of $220,000 was converted into shares of Series A Preferred Stock to be issued to the investor at the closing. As a result of the closing of the Business Combination, 220 shares of Series A Preferred Stock of the Company were issued to Whacky on June 24, 2024, and such promissory note owned thereof was paid off.

●	On November 1, 2023, DHAC and iDoc, entered into a Conversion SPA with Mark E. Munro Charitable Remainder Unitrust (“Munro Trust”) , pursuant to which certain loans incurred by iDoc to Munro Trust in the aggregate amount of $300,000 was converted into shares of Series A Preferred Stock to be issued to the investor at the closing. As a result of the closing of the Business Combination, 300 shares of Series A Preferred Stock were issued to Munro Trust on June 24, 2024, and such promissory note owned thereof was paid off.

●	On November 21, 2023, and as further amended and restated on February 13, 2024, DHAC, VSee Lab and the Bridge Investor, entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by VSee Lab to the Bridge Investor in the aggregate amount of $600,000 was converted into shares of VSee Health common stock to be issued to the Bridge Investor at the closing. As a result of the closing of the Business Combination, 300,000 shares of common stock were issued to the Bridge Investor on June 24, 2024, and such promissory note owned thereof was paid off.

●	On November 21, 2023, and as further amended and restated on February 13, 2024, DHAC, iDoc and Tidewater Ventures, LLC (“Tidewater”), entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by iDoc to Tidewater in the aggregate amount of $585,000 were converted into shares of VSee Health common stock to be issued to the Tidewater at the closing. As a result of the closing of the Business Combination, 292,500 shares of common stock were issued to Tidewater on June 24, 2024, and such promissory note owned thereof was paid off.

●	On November 21, 2023, and as further amended and restated on February 13,2024, DHAC, iDoc and the Bridge Investor, entered into an A&R Loan Conversion SPA, pursuant to which certain loans incurred by iDoc to the Bridge Investor in the aggregate amount of $600,000 was converted into shares of VSee Health common stock to be issued to the Bridge Investor at the closing. As a result of the closing of the Business Combination, 300,000 shares of common stock were issued to the investor on June 24, 2024, and such promissory note owned thereof was paid off.

Exchange Note and Exchange Financing

In connection with a securities purchase agreement by and among DHAC, VSee Lab, iDoc and an investor (“the Bridge Investor”) dated October 5, 2022 (the “Original Bridge SPA”), DHAC, VSee Lab, and iDoc each issued to the Bridge Investor a 10% original issue discount senior secured convertible notes (collectively the “Original Bridge Notes” and individually, the “DHAC Bridge Notes,” “VSee Bridge Notes” and “iDoc Bridge Notes” when referring to Original Bridge Notes issued to DHAC, VSee Lab, and iDoc, respectively) in an aggregate principal amount of approximately $2,222,222. On November 21, 2023, DHAC, VSee Lab, iDoc and the Bridge Investor entered into an Exchange Agreement. Pursuant to the Exchange Agreement, the Bridge Investor agreed to exchange all amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than the principal amount of $600,000 thereof, and (iii) the iDoc Bridge Note other than the principal amount of $600,000 thereof for a senior secured convertible promissory note with an aggregate principle value of $2,523,744 (the “Exchange Note”). As such, the Company issued and sold the Exchange Note to the Bridge Investor in connection with the closing of the Business Combination on June 24, 2024. The transactions contemplated by the Exchange Agreement and the Exchange Note is hereby referred as the “Exchange Financing.”

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

The monetary amount of the obligation is a fixed monetary amount known at inception as represented by the Amortization of Principal Schedule in the Exchange Note (each, an “Amortization Payment”). As a result, the Exchange Note represents a debt instrument that the Company must or may settle by issuing a variable number of its equity shares as each Amortization Payment shall, at the option of the Company, be made in whole or in part, in immediately available Dollars equal to the sum of the Amortization Payments provided for in the Exchange Note or, subject to the Company complying with the equity conditions provided for in the Exchange Note on the date of such Amortization Payment, in common stock issued at 95% of the lowest VWAP in the prior ten (10) trading days prior to such Amortization Payment (the “Amortization Conversion Price”) but in no event shall common stock be used to make such Amortization Payment if the Amortization Conversion Price is less than $2.00.

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

As of March 31, 2025, and December 31, 2024, the Exchange Note’s fair value was $2,462,897 and $1,499,000, respectively. The Company recognized a total Exchange Note interest expense of $30,475 (of which $20,317 was paid during the three months ended March 31, 2025), for the three months ended March 31, 2025, and a change in fair value of $953,739. No interest expense and change in fair value was recognised for the three months ended March 31, 2024 (See Note 15 – Fair Value Measurements).

Additional Bridge Financing

On November 21, 2023, DHAC, VSee Lab and iDoc entered into an amendment to the Original Bridge SPA (the “Bridge Amendment”), pursuant to which the Bridge Investor agreed to purchase additional promissory note in the aggregate principal amount of $166,667 (with an aggregate subscription amount of $150,000) from DHAC with (1) a $111,111 note purchased on November 21, 2023, which will mature on May 21, 2025 and (2) a $55,556 note (which was purchased on January 25, 2024 and will mature on July 25, 2025) (the “Additional Bridge Notes”). The Additional Bridge Notes bear guaranteed interest at a rate of 8% per annum and are convertible into shares of the Company’s common stock, at an initial fixed conversion price of $10.00 per share. The conversion price of the Additional Bridge Notes is subject to reset if the Company’s common stock trades below $10.00 on the 10th business day after the conversion shares are registered or may otherwise be freely resold, and every 90th day thereafter, to a price equal to the greater of (x) 95% of the average lowest VWAP of the Company’s common stock in the 10 trading dates prior to the measurement date and (y) $2.00. In addition, optional prepayment of the Additional Bridge Notes requires the payment of 110% of the outstanding obligations, including the guaranteed minimum interest. If an event of default occurs, the Additional Bridge Notes would bear interest at a rate of 24% per annum and require the payment of 125% of the outstanding obligations, including the guaranteed minimum interest. As of March 31, 2025, $150,000 pursuant to the Additional Bridge Notes has been funded to the Company. The transactions contemplated by the Bridge Amendment and the Additional Bridge Notes are hereby referred as the “Additional Bridge Financing.”

The monetary amount of the obligation is a fixed monetary amount known at inception as represented by the Amortization of Principal Schedule in the Additional Bridge Notes (each, an “Amortization Payment”). As a result, the Additional Bridge Note represents a debt instrument that the Company must or may settle by issuing a variable number of its equity shares as each Amortization Payment shall, at the option of the Company, be made in whole or in part, in immediately available Dollars equal to the sum of the Amortization Payment provided for in in the Additional Bridge Notes, or, subject to the Company complying with the equity conditions listed in the Additional Bridge Notes on the date of such Amortization Payment, in common stock issued at 95% of the lowest VWAP in the prior ten (10) trading days prior to such Amortization Payment (the “Amortization Conversion Price”) but in no event shall common stock be used to make such Amortization Payment if the Amortization Conversion Price is less than $2.00.

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

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the Additional Bridge Notes due to the reverse merger with DHAC on June 24, 2024.

As a result of the Business Combination, the fair value of the Additional Bridge Notes on June 24, 2024, was $466,646 in accordance with ASC 480.

On August 2, 2024, holders of the Additional Bridge Notes converted an aggregate $ 41,417 of outstanding principal into14,199 shares of common stock, at a conversion price based on a 5% discount to the prior trading day VWAP. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $18,928, reflecting the difference between the carrying value of the Additional Bridge Notes being converted (recorded at fair value) and the fair value of the shares of common stock issued upon conversion (which was $60,346).

On November 26, 2024, the remaining $92,593 of outstanding principal on the Additional Bridge Notes were converted into 46,565 shares of common stock and the Additional Bridge Notes were settled in full. The Additional Bridge Notes converted on this date had a fair value of $99,535.

Extension Note

On May 5, 2023, DHAC entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an institutional investor (the “Holder”). Pursuant to the Extension Purchase Agreement, the Company issued the holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and was due and payable on May 5, 2024. On April 17, 2024, the Company and the investor entered into a letter agreement (the “Extension Letter Agreement”), which amended the maturity date of the Extension Note to March 31, 2025, and clarified certain definitions and transaction terms in both the Extension Purchase Agreement and the Extension Note. The Extension Note is also guaranteed by each of VSee Lab and iDoc and was subordinated to the security interests granted to the Bridge Investor. In connection with the Extension Purchase Agreement, on May 5, 2023, DHAC also issued to the holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the Company’s common stock at an exercise price of $11.50 per share (the “Extension Warrants”), and (ii) 7,000 shares of DHAC common stock as commitment shares (the “Extension Shares”).

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed certain Extension Note due to the reverse merger with DHAC on June 24, 2024. The Extension Note was paid off in full by the Company in June 2024 and was no longer outstanding as of March 31, 2025.

The Company reviewed the Extension Warrants and Extension Shares issued in connection with the Extension Purchase Agreement under ASC 815 and concluded that the Extension Warrants are not in scope of ASC 480 and are not subject to the Derivative guidance under ASC 815. The Extension Warrants and the Extension Shares should be recorded as equity. As such the principal value of the Extension Note was allocated using the relative fair value basis of all three instruments. As the Extension Warrants were issued with various instruments the purchase price needs to be allocated using the relative fair value method (i.e., warrant at its fair value and the common stock at its fair value, the promissory note at its principal value allocated using the relative fair value of the proceeds received and applied proportionally to the equity classified stock, warrants and promissory note).

The Company reviewed the contingent early repayment option granted in the Extension Note under ASC 815 and concluded that as a result of the significant discount granted in the note the contingent repayment provision is therefore considered an embedded derivative that should be bifurcated from the debt host. Accordingly, in accordance with ASC 470-20, the Company allocated the Extension Note proceeds between the Extension Note and the Bifurcated Derivative, using the residual method by allocating the principal first to fair value of the embedded derivative and then to the debt. Accordingly, the fair value of the embedded derivative at June 24, 2024, was $33,000 and $335,750 was allocated to the principal balance of the note with $30,000 of accrued interest for a total of $365,750. On June 30, 2024, the Company paid the Extension Note in full in the amount of $365,750 and derecognized the embedded derivative recognizing a change in the fair value of the derivative of $33,000.

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

The Quantum Convertible Note was issued and sold to the Quantum Investor subsequent to the closing of the Business Combination on June 25, 2024. The Quantum Convertible Note was further amended on July 3, 2024, whereby the maturity date of the Quantum Convertible Note was changed from June 25, 2025, to June 30, 2026, and that eighteen months of interest will be guaranteed regardless of early pay or redemption. Furthermore, the Quantum Convertible Note bears an interest at rate of 12% per annum and are convertible into shares of the Company’s Common Stock at (1) a fixed conversion price of $10.00 per share; or (2) 85% of the lowest daily VWAP (as defined in the Quantum Convertible Note) during the seven (7) consecutive trading days immediately preceding the date of conversion or other date of determination. The conversion price of the Quantum Convertible Note is subject to reset if the average of the daily VWAPs for the three (3) trading days prior to the 30-day anniversary of the Quantum Convertible Note issuance date (the “Average Price”) is less than $10.00, to a price equal to the Average Price but in no event less than $2.00. In addition, the Company at its option can redeem early a portion or all amounts outstanding under the Quantum Convertible Note if the Company provides the Quantum Convertible Note holder a notice at least ten (10) trading days prior to such redemption and on the notice day the VWAP of the Company’s Common Stock is less than $10.00. If an event of default occurs, the Quantum Convertible Note would bear interest at a rate of 18% per annum.

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

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during year ended December 31, 2024 (see Note 15 Fair Value Measurements).

As of March 31, 2025, and December 31, 2024, the Quantum Convertible Note’s fair value was $3,691,806 and $3,248,000, respectively. The Company recognized interest expense of $540,000 for the three months ended March 31, 2025, and a change in fair value of $96,194 for the three months ended March 31, 2025 (see Note 15 Fair Value Measurements). No interest expense and change in fair value had been recognized for the three months ended March 31, 2024.

ELOC / Equity Financing

On November 21, 2023, DHAC entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s common stock, from time to time over a 36 month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of common stock to be purchased under the ELOC Purchase Agreement with the SEC within 45 days following the Equity Purchase Effective Day and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, the Company may suspend the use of the resale registration statement to (i) delay the disclosure of material nonpublic information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The deferred charge will be allocated and amortized over the ELOC Purchase Agreement once it is drawn upon.

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the ELOC Purchase Agreement due to the reverse merger with DHAC and iDoc on June 24, 2024.

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

As a result of the Business Combination, the fair value of the ELOC Purchase Agreement on June 24, 2024, was $694,512 in accordance with ASC 815.

During the year ended December 31, 2024, pursuant to the ELOC Purchase Agreement and the Company’s purchase notices thereof, the Bridge Investor purchased an aggregate of 380,000 shares of common stock for $760,000 in total proceeds. The Company did not issue any shares during the period ended March 31, 2025. The maximum remaining availability under the ELOC Purchase Agreement was $49,240,000 as of March 31, 2025, and December 31, 2024.

On March 20, 2025, the Company entered into Amendment No. 1 to the ELOC Purchase Agreement, originally dated November 21, 2023, which modifies the floor price to $1.25 and related terms of the ELOC Purchase Agreement. In accordance with ASC 815, the amendment requires remeasurement of the ELOC Purchase Agreement derivative liability at fair value as of the amendment date. Any resulting change in fair value is recognized in earnings for the period.

The ELOC Purchase Agreement continues to be treated as a liability measured at fair value, with ongoing remeasurement at each reporting date until settlement. The amendment does not introduce any new obligations or penalties for non-usage.

The fair value of the equity contract was $44,953 and $80,000 as of March 31, 2025, and December 31, 2024, respectively, resulting in a change in fair value of the ELOC of $35,047 during the three months ended March 31, 2025. No change in fair value had been recognised for the three months ended March 31, 2024.

ELOC Commitment Fee Note

Pursuant to the ELOC Purchase Agreement, DHAC agreed to issue to the investor, as a commitment fee for this equity purchase transaction, a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company’s common stock at an initial price of $10 per share (the “ELOC Commitment Fee Note”) after the closing of the Business Combination.

On July 2, 2024, the Company issued to the Bridge Investor the ELOC Commitment Fee Note. The original maturity date of the ELOC Commitment Fee Note was September 22, 2024. The conversion right is exercisable by the Bridge Investor at any time after issuance and includes certain standard antidilution adjustments. Upon the occurrence of an event of default, the Bridge Investor may require repayment in cash or in shares at its discretion, in an amount representing the greater of the outstanding principal balance and any accrued unpaid fees, or the value of the conversion shares issuable multiplied by the highest closing price for the Company’s common stock during the period from the event of default to conversion.

The Company elected to account for the ELOC Commitment Fee Note at fair value under the fair value option and estimated its fair value to be $595,000 at issuance. As the related ELOC Purchase Agreement is classified as a liability, the Company expensed the issuance cost based on its $595,000 fair value, which is included in loss on issuance of financial statements in the consolidated statement of operations for the year ended December 31, 2024.

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

September 2024 Security Purchase Agreement

On September 30, 2024, the Company entered into a securities purchase agreement (the “September 2024 SPA”) with an accredited and institutional investor, pursuant to which the Company issued and sold to the investor promissory notes for an aggregate principal amount of $2,222,222 (the “September 2024 Convertible Note”). The Company received $2,000,000 in initial proceeds from the September 2024 Convertible Note, reflecting a 10% original issue discount. The September 2024 Convertible Note will mature on March 30, 2026, and provides for a minimum interest amount at 15% of the initial principal amount of the note through maturity, or $333,333. Interest in excess of the minimum interest amount (if applicable) will accrue at a rate of 10% per annum. The interest rate on the September 2024 Convertible Note will increase to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 18 equal installments of $18,519 per month beginning on November 1, 2024. Repayments of principal will be paid in 12 equal installments of $185,185 per month beginning on May 1, 2025. Any repayments of principal that are not funded through draws on the ELOC Purchase Agreement are subject to a 5% cash payment fee.

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

In connection with the September 2024 SPA and Convertible Note, the Company also issued a warrant to the investor to purchase up to 740,741 shares of the Company’s common stock. The warrant exercise price is $2.25 per share (exercisable on a cash or cashless basis) and will expire on September 30, 2029. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ deficit upon its issuance. In addition, upon execution of the September 2024 SPA, the Company issued 100,000 shares of common stock to the investor as additional consideration for entering into the September 2024 SPA and related agreements, which were also classified in stockholders’ deficit upon issuance.

During the year ended December 31, 2024, the Company incurred approximately $95,000 of issuance costs in connection with the September 2024 SPA transaction.

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

As of March 31, 2025, and December 31, 2024, the September Note’s fair value was $2,572,734 and $2,094,000, respectively. The Company recognized interest expense of $58,333 (of which $38,889 was paid during the three months ended March 31, 2025), and $0 for the three months ended March 31, 2025, and March 31, 2024, and a total change in fair value of $459,290 and $0 for the three months ended March 31, 2025 and March 31, 2024 (see Note 15 Fair Value Measurements).

Encompass Purchase Liability

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the principal balance on an acquisition purchase. On January 1, 2022, iDoc acquired 100% of Encompass Healthcare Billing, LLC. (“Encompass”) with a stock purchase agreement to acquire the equity interests of Encompass, according to the acquisition agreement (“Encompass Acquisition Agreement”). Per the Encompass Acquisition Agreement, iDoc acquired all the outstanding shares of Encompass for a cash payment of $300,000, due upon the closing of the Business Combination. On January 9, 2023, iDoc agreed to an additional obligation of $45,000, which was accounted for as interest expense and reflected in the accrued liabilities as of December 31, 2024. As of March 31, 2025, and December 31, 2024, the value of purchase liability related to the Encompass Acquisition Agreement was $263,918.

Note 9 Related Party

Related Party Transactions by VSee Labs

Notwithstanding the legal form of the business combination pursuant to the Business Combination Agreement, since the Business Combination was accounted for as a reverse recapitalization between VSee Lab and DHAC, and VSee lab as the accounting acquirer and iDoc as the accounting acquiree and the historical comparative financial information prior to June 24, 2024 as presented in this quarterly report is that of VSee Lab, the following related party transactions incurred by VSee Lab were reported hereby

(1)	During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as share were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related party as of March 31, 2025, and December 31, 2024, was $0 and $51,900, respectively.

(2)	During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advance cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advance cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of March 31, 2025, and December 31, 2024, the related party promissory note balance was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $7,757 and $0 in interest expense for the three months ended March 31, 2025, and for the three months ended March 31, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $33,660, and $49,390 in accrued interest as of March 31, 2025, and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(3)	On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of March 31, 2025, and December 31, 2024, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $8,462 and $0 in interest expense for the three months ended March 31, 2025, and for the three months ended March 31, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $63,902, and $55,440 in accrued interest as of March 31, 2025, and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(4)	On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of March 31, 2025, and December 31, 2024, the balance of the related party promissory note was $70,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $4,936 and $2,310 in accrued interest expense and $4.936 and $7,000 of amortized debt discount for a total interest expense of $4,936 and $9,310 for the three months ended March 31, 2025, and March 31, 2024. The Company (as the successor of VSee Lab for accounting purposes) had $22,261, and $17,325 in accrued interest as of March 31, 2025, and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Related Party Transactions by iDoc

(1)	For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024 (See Note 4 – Business Combination 1) A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on March 31, 2025, and on December 31, 2024, was $292,156 and $531,656 respectively. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.

(2)	A note receivable that was issued and sold on September 1, 2022, from iDoc to the then CEO of iDoc, Imoigele Aisiku, with a principal balance of $336,000. During the year ended December 31, 2024, the related party note receivable was written off by the Company and no further balance remaining outstanding. The Company recognized a $245,500 loss upon the write-off of the related party note receivable balance, which was included in the provision for credit losses for the year ended December 31, 2024.

(3)	iDoc issued a promissory note on May 15, 2023, with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the [13]th to [20]th , that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of March 31, 2025, and December 31, 2024, the related party promissory note was $141,651. The loan is included in the Related Party Loan Payable disclosure on the condensed consolidated balance sheets. No interest is recognized for the three months ending March 31, 2025 and March 31, 2024.

(4)	On March 28, 2024, iDoc issued and sold a secured convertible promissory note in the principal amount of $224,000 (the “Note”) to Mr. David L. Wickersham who became a member of the Company’s board of directors on July 17, 2024. Interest is accrued at $2,000 per month. The Note was fully satisfied and paid off by the issuance of 114,000 shares of the Company common stock to Mr. Wickersham on the maturity date of June 30, 2024.

Related Party Transactions by DHAC

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (See Note 12 – Equity).

(1)	On October 24, 2022, DHAC issued and sold an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor, LLC, the sponsor of DHAC (“Sponsor”) On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 would be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 350 shares of Series A Preferred Stocks to the Sponsor at the Closing.

(2)	On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued another $200,000 loan to DHAC for operating expenses. The related note bears interest of 10% and would mature on May 5, 2024. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 765 shares of Series A Preferred Stocks to SCS Capital Partners LLC at the Closing.

(3)	SCS, LLC, as the administrator of DHAC, incurred monthly office management and other operating expenses since the inception of DHAC. As of November 21, 2023, a total of $153,000 office expense was incurred. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the outstanding office expenses in aggregate amount of $153,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this outstanding office expense by issuing 153 shares of Series A Preferred Stocks to SCS, LLC at the Closing.

(4)	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024 and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of March 31, 2025, and December 31, 2024, the full principal amount of the Quantum Convertible Note plus interest accrued thereof remains due and payable.

(5)	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, Florida. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the year ended December 31, 2024, the Company made cash payments totaling $90,000 to SCS, representing consulting service provided to the Company. In addition, the Company issued 2,500 shares of common stock to SCS with a fair value of $25,000 and recognized total consulting expense of $62,500 related to the stock-based compensation for the year ended December 31, 2024. The Company has accrued the remaining $37,500 payable to SCS related to the future common stock issuances.

(6)	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. On November 8, 2024, the Sponsor affiliate, SCS and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS in the aggregate amount of $405,000 as of December 31, 2024 were converted into 202,500 shares of Common Stock. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties, and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company, the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of common stock issued in the settlement. As of March 31, 2025, and December 31, 2024, $51,900 of advances due to the Sponsor and certain Sponsor affiliates remain due and payable. The Sponsor has no further obligation to fund working capital needs.

(7)	On December 13, 2024, the Company issued 50,000 shares to Dominion Capital to settle the ELOC Commitment Fee Note upon conversion. After the transfer of the shares, Dominion Capital owned a total of 600,000 shares of the Company as of December 31, 2024.

Note 10 Commitments, Contingencies, and Concentration Risk

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

(1)	For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following commitments by iDoc due to the reverse merger with DHAC and iDoc on June 24, 2024 (See Note 4 – Business Combination iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of March 31, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the condensed consolidated financial statements as it is due and payable upon invoicing from the vendor for delivery and servicing installation of the Telepresence Robots and software applications.

(2)	iDoc has a promissory note with a principal balance of $200,000 with a related party (See - Note 8 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th , that iDoc deployed. iDoc is required to make payments to the holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.

(3)	On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots are deployed. After the number reduces below eleven deployed robots, the amount will pro rate down but will remain in the same ratio as 80% of the monthly revenue generated.

(4)	On November 1, 2023, the iDoc entered a forbearance agreement related to the promissory note and line of credit issued by a bank on November 29, 2021, and its finance leases. (See Note 8 – Line of Credit and Notes Payable). Pursuant to the forbearance agreement, effective November 1, 2023, the interest rate on the promissory note and the line of credit is payable monthly at 3% above the Wall Street Journal prime rate (8.5% at March 31, 2025). In consideration of the bank forbearing on its right to collect the amount due and owing until January 10, 2024, iDoc agreed to make respective payments of $20,000 on November 13, 2023, and $80,000 on November 30, 2023. iDoc defaulted on the forbearance at the end of December 2023. Upon default of the forbearance agreement, the lender has the right to take appropriate action to collect the amounts owed. The bank’s forbearance obligation shall terminate immediately, irrevocably, and without notice in the event of the borrower’s default under any provision of this agreement. This litigation was resolved by Agreed Judgment signed by the Court on June 24, 2024, under the judgment, the Company subsequently revised the forbearance agreement on December 13, 2024. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025. On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025 and a further payment of $100,000 on November 30, 2025. The remaining balance on the forbearance agreement is due December 10, 2025 As of March 31, 2025, the Company has accrued the obligation in Line of credit and note payable, net of discount, Right - of - use liability - financing, and accrued interest is included in accounts payable and accrued liabilities.

(5)	VSee Lab has a reseller agreement with a vendor to generate revenue opportunities in the international market. As of March 31, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) has an unpaid commitment of $582,677 and $82,677, respectively, on this reseller agreement. The commitment is not reflected in the condensed consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

As of March 31, 2025, the Company determined that the range of loss cannot be reasonably estimated, and no reserve was established for the contingency.

VSee Health, Inc. Incentive Plan

DHAC approved and adopted the VSee Health, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) to be effective as of one day prior to the closing Business Combination. The Incentive Plan provides for an initial share reserve equal to 15% of the number of shares of Company common stock outstanding (including shares of Company common stock issuable upon conversion of the outstanding Series A Preferred Stock) following the closing after giving effect to the Business Combination. As such, on June 24, 2024, the Company reserved 2,544,021 shares of its common stock for issuance under the 2024 Plan.

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of March 31, 2025, and December 31, 2024, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

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

Major Customer Concentration

The Company has two customers whose accounts receivable represented 58% of the Company’s total accounts receivable as of March 31, 2025. In the aggregate, the Company had two customers whose accounts receivable represented 50% of the Company’s total accounts receivable as of December 31, 2024.

The Company has one customer whose revenue accounted for approximately 26% of the Company’s total revenue for the three months ended March 31, 2025. The Company has one customer whose revenue accounted for approximately 12% of the Company’s total revenue for the three months ended March 31, 2024.

Major Vendor Concentration

The Company had one vendor whose accounts payable and accrued liabilities represented 21% of the Company’s total accounts payable and accrued liabilities as of March 31, 2025. The Company had one vendor whose accounts payable and accrued liabilities represented 22% of the Company’s total accounts payable and accrued liabilities as of December 31, 2024.

Other Matters

The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1,067,461 and $999,548 as of March 31, 2025, and December 31, 2024, respectively, within accounts payable and accrued liabilities on the consolidated balance sheets. The Company recorded a sales tax expense of $67,913 and $0 during the three months ended March 31, 2025, and March 31, 2024, respectively.

Note 11 Income Taxes

The components of our income or (loss) before income taxes were as follows:

	For the three months ended
	March 31, 2025	March 31, 2024 (Restated)
United States	$(3,945,935)	$94,750
Total	$(3,945,935)	$94,750

For the three months ended March 31, 2025, and March 31, 2024, the Company recorded income tax expense of $13,505 and $0, respectively, for continuing operations. The effective tax rate of (0.35%) and 0.00% applied to income for three months ended March 31, 2025 and March 31, 2024, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

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

The Company does not have any uncertain income tax positions as at March 31, 2025, and December 31, 2024.

Note 12 Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has designated 6,500 of such shares as Series A Preferred Stock and 6,158 shares as Series A Preferred Stock were issued and outstanding as of March 31, 2025, and December 31, 2024.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2025, and December 31, 2024, there were 16,422,190 and 16,297,190 shares of common stock outstanding. The Company issued 125,000 common stock during the three months ended March 31, 2025.

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

Stock Options

In June 2024, the DHAC board of directors and stockholders approved the 2024 Plan. There are currently 2,544,021 shares of common stock reserved for issuance under the 2024 Plan. At the closing of the Business Combination on June 24, 2024, the Company granted 803,646 stock options with an exercise price equal to $12.11 pursuant to the 2024 Plan to the individuals, in the amounts, and on the terms set forth in the Business Combination Agreement.

The 2024 Plan provides for the grant of stock options, including options that are intended to qualify as “incentive stock options” under Section 422 of the Code, as well as non-qualified stock options. Each award is set forth in a separate agreement with the person who received the award which indicates the type, terms and conditions of the award.

As of March 31, 2025, unrecognized compensation cost related to the unvested options granted was approximately $373,977 to be recognized through June 2025. The value of the fully vested options which were included as part of the recapitalization were valued at $5,728,784 on June 24, 2024, grant date and closing of the business combination. Stock-based compensation expense of $400,297 was recognized for the three months ended March 31, 2025, within compensation and related benefits on the consolidated statements of operations, and no stock-based compensation expense was recognized during the three months ended March 31, 2024.

Common Stock Issuance Obligation

In connection with the Business Combination on June 24, 2024, the Company agreed to assume an obligation by iDoc to issue 51,192 shares of common stock (contingent on the Business Combination) to certain employees. In accordance with ASC 718, the Company determined that it was not obligated to replace the awards, and as such, recognized the fair value of the award at the Business Combination date as additional stock-based compensation (included in cost of revenues). The grant date fair value was estimated to be $619,935 (see Note 15 Fair Value Measurements). The Company also determined that it should classify this award as a liability under ASC 718 and remeasure the award at its then current fair value at each reporting date. As of March 31, 2025, and December 31, 2024, the common stock issuance obligation was adjusted to $61,430 and $69,621, respectively, and the net stock-based compensation expense reversed was $8,191 and $0 for the three months ended March 31, 2025, and March 31, 2024, respectively.

As of March 31, 2025, and December 31, 2024, no shares of common stock have been issued under the common stock issuance obligation arrangements.

NOTE 13 Warrants

DHAC Assumed Warrants

The Company has analyzed the public warrants, private warrants, bridge warrants (as defined below), September 2024 warrants (as defined below) and the Extension warrants (as defined below) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity. Below is a summary of the warrants issued and outstanding:

	Public	Private	Bridge	Extension	September 2024 Warrants	Total
Outstanding, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding, March 31, 2025	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Exercisable, March 31, 2025	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Weighted Average Exercise Price	$11.5	$11.5	$11.5	$11.5	$2.25	$9.65
Weighted Average Remaining Life in Years	4.23	4.23	2.51	3.10	4.50	3.71

Public and Private Warrants

As of March 31, 2025, 12,057,000 public and private warrants remain outstanding, originally issued by DHAC in connection with its initial public offering and assumed through the Business Combination. Each warrant entitles the holder to purchase one share of common stock at $11.50, subject to adjustment. Warrants become exercisable post-business combination and expire five years thereafter. Exercise requires an effective registration statement; otherwise, holders may exercise on a cashless basis if permitted under applicable exemptions. The Company may redeem warrants at $0.01 per warrant under certain conditions, including share price thresholds and notice requirements. Adjustments to exercise terms may occur under specific corporate actions.

Bridge Warrants

In connection with the Business Combination, the Company assumed 173,913 warrants to the Bridge Investor (the “Bridge Warrants”) issued on October 6, 2022. Each Bridge Warrant entitles the holder to purchase one share of common stock at $11.50 and expires five years from issuance. If no effective registration statement is available, Bridge Warrants may be exercised on a cashless basis. The exercise price and share count are subject to adjustment for corporate actions and certain issuances. Holders do not have shareholder rights until exercise.

Extension Warrants

In connection with the Business Combination, the Company assumed 26,086 Extension Warrants issued on May 5, 2023. Each Extension Warrant allows the holder to purchase one share of common stock at $11.50 and expires five years from issuance. If no effective registration statement is available, warrants may be exercised on a cashless basis. The exercise price and share count are subject to adjustment for corporate actions and certain issuances. Holders do not have shareholder rights until exercise.

September 2024 Warrants

On September 30, 2024, the Company issued 740,741 warrants to an institutional investor under a securities purchase agreement (the “September 2024 Warrants”). Each September 2024 Warrant is exercisable for one share of common stock at $2.25 per share for five years, subject to standard and down-round antidilution adjustments. The September 2024 Warrants were classified in stockholders’ deficit under ASC 480 and ASC 815-40. The Company will reserve sufficient shares for potential exercises and adjust terms for corporate actions or dilutive issuances. Holders do not have shareholder rights until exercise.

Note 14 Reportable Segments

Subsequent to the Business Combination in June 2024 (see Note 4 - Business Combination), the Company has two reportable segments: Technology and Telehealth. These two reportable segments align with the two legacy operating entities (VSee Lab and iDoc) which merged together upon the closing of the Business Combination. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of March 31, 2025, the Company’s CODM role was shared between the two Co-CEOs.

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

Healthcare Technology - The Company’s core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem. The platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third-party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing healthcare industry. The Company will also be able to white label our solutions, so they fit into the plans and strategies of our clients, all on a platform that is high-performance and highly scalable.

The accounting policies of our reportable segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company. In addition, the Company currently operates in one primary geographic area (the United States) and as such, the disclosures below are attributable to that geographic area.

Revenue and costs are generally directly attributed to our segments, based on the historical separation of these two operating segments (as prior separate operating entities). In addition, the Company incurs certain costs at the corporate level, which generally include legal, finance and accounting and consulting, investor relations and insurance costs, as well as certain executive compensation costs. These costs recorded at the corporate level are not allocated to the operating segments and are reflected as the “Unallocated corporate overhead expenses” in the summary tables below.

For three months ended March 31, 2025	Technology	Telehealth	Total

Revenues:
Subscription fees	827,345	-	827,345
Professional services and other fees	896,680	-	896,680
Technical engineering fees	399,846	-	399,846
Patient fees	-	711,264	711,264
Telehealth fees	-	483,850	483,850
Institutional fees	-	2,500	2,500
Total revenues	2,123,871	1,197,614	3,321,485

Cost of revenues	1,074,124	387,390	1,461,514
Segment gross margin	1,049,747	810,224	1,859,971

Less (1):
Compensation and related benefits	1,164,051	412,319	1,576,370
General and administrative	239,933	981,079	1,221,012
Segment operating loss	(354,237)	(583,174)	(937,411)

Reconciliation to loss before provision for income taxes:
Unallocated corporate overhead expense			(893,907)
Interest expense			(730,665)
Other income, net			15,539
Loss on issuance of financial instrument			(138,020)
Change in fair value of financial instruments			(1,261,471)
Loss before provision for income taxes			(3,945,935)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

For three months ended March 31, 2024 (Restated)	Technology	Telehealth (1)	Total

Revenues:
Subscription fees	1,005,202	-	1,005,202
Professional services and other fees	327,843	-	327,843
Technical engineering fees	287,950	-	287,950
Patient fees	-	-	-
Telehealth fees	-	-	-
Institutional fees	-	-	-
Total revenues	1,620,995	-	1,620,995

Cost of revenues	386,253	-	386,253
Segment gross margin	1,234,742	-	1,234,742

Less:
Compensation and related benefits	893,577	-	893,577
General and administrative	210,767	-	210,767
Transaction expenses	26,338		26,338
Segment operating income	104,060	-	104,060

Reconciliation to income (loss) before income taxes:
Interest expense			(9,310)
Income before provision for income taxes			94,750

(1)	The Telehealth segment was first identified as a segment by the Company effective upon the close of the Business Combination in June 2024, as the Telehealth segment aligns with the legacy iDoc operating entity acquired at that time.

The summary information regarding the reportable segment total assets at March 31, 2025, and December 31, 2024, are as follows:

	2025	2024
Total Assets:
Technology	$1,541,470	$1,503,995
Telehealth	17,712,598	18,271,724
Non-operating corporate	141,618	216,769
Total	$19,395,686	$19,992,488

	2025	2024
Total Goodwill:
Technology	$—	$—
Telehealth	4,916,694	4,916,694
Non-operating corporate	—	—
Total	$4,916,694	$4,916,694

Some additional summary information regarding the reportable segment depreciation and amortization and capital expenditures at March 31, 2025, and 2024 (Restated) are as follows:

	2025	2024 (Restated)
Depreciation and Amortization:
Technology	$2,161	$618
Telehealth	644,876	—
Total	$647,037	$618

	2025	2024 (Restated)
Capital Expenditures:
Technology	$11,873	$8,740
Telehealth	—	—
Total	$11,873	$8,740

	2025	2024 (Restated)
Interest Expense:
Technology	$21,158	$9,310
Telehealth	54,252	—
Non-Operating corporate	655,255	—
Total	$730,665	$9,310

Note 15 Fair Value Measurements

The following tables present fair value information as of March 31, 2025, and December 31, 2024. The Company’s financial liabilities that were accounted for at fair value on a recurring basis indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

March 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$2,462,897	$—	$—	$2,462,897
Equity line of credit	$44,953	$—	$—	$44,953
Quantum Convertible Note, related party	$3,691,806	$—	$—	$3,691,806
September 2024 Convertible Note	$2,572,734	$—	$—	$2,572,734
Common stock issuance obligation	$61,430	$61,430	$—	$—
March 2025 Convertible Note	$238,020	$—	$—	$238,020

December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$1,499,000	$—	$—	$1,499,000
Equity line of credit	$80,000	$—	$—	$80,000
Quantum Convertible Note, related party	$3,248,000	$—	$—	$3,248,000
September 2024 Convertible Note	$2,094,000	$—	$—	$2,094,000
Common stock issuance obligation	$69,621	$69,621	$—	$—

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of March 31, 2025, and December 31, 2024, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between December 31, 2024, and March 31, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of March 31, 2025, and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at March 31, 2025, and at December 31, 2024:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.92%	4.20%
Expected term (years)	1.25	1.50
Volatility	118.85%	138.00%
Stock price	$1.20	$1.36
Debt discount rate	13.90%	9.30%

Exchange Note

The Company established the initial fair value for the Exchange Note as of June 24, 2024, the date the Business combination closed. As of March 31, 2025, and December 31, 2024, the fair value was remeasured. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods up to December 31, 2024. For March 2025, the Company has determined the fair value under a default scenario, wherein the expected payout is primarily based on the assumption that settlement will occur on the contractual maturity date. The change in fair value between December 31, 2024, and March 31, 2025, was recognized in the statement of operations under “Change in fair value of financial instruments”.

The Exchange Note was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of March 31, 2025, and December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation models for the Exchange Note were as follows at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.05%	4.08%
Expected term (years)	0.73	0.98
Volatility*	-%	156.00%
Stock price*	$-	$1.36
Debt discount rate*	-%	42.50%

*	These assumptions are not used for valuation of Exchange Note as of March 31, 2025.

ELOC Purchase Agreement

The Company established the initial fair value for the ELOC Purchase Agreement as of June 24, 2024, the date the Business combination closed. As of March 31, 2025, and December 31, 2024, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC Purchase Agreement for the initial periods and subsequent measurement periods. The change in fair value between December 31, 2024 and March 31, 2025, was recognized in the condensed consolidated statements of operations under change in fair value of financial instruments.

The ELOC Purchase Agreement was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of March 31, 2025, and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC Purchase Agreement were as follows at March 31, 2025, and at December 31, 2024:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.89%	4.26%
Expected term (years)	2.25	2.51
Volatility	114.04%	124.00%
Stock price	$1.20	$1.36

September 2024 Convertible Note

The Company established the initial fair value for the September 2024 Convertible Note as of September 30, 2024, which was the date the note was funded. As of March 31, 2025, and December 31, 2024, the fair value was remeasured. The Company used a probability-weighted scenario model that accounts for three scenarios, (a) repayment in accordance with terms of the note through maturity, (b) the occurrence of a change in control, and (c) the occurrence of event of default. Under the repayment at maturity scenario, the Company considers the potential settlement value of the September 2024 Convertible Note based on the defined repayment schedule. On each repayment date, the analysis considers whether the holder would exercise its conversion option in relation to the principal to be repaid, in the event that the value obtained upon conversion would exceed the value of the cash payable per the repayment schedule. Under a default scenario, the Company estimates that the lender would recover approximately 44% of the principal outstanding. Due to the arm’s-length nature of the transaction, the note is calibrated at issuance using a discount percentage, such that the value of the note is equal to the proceeds received from the investor, and the additional instruments issued (warrants and shares of common stock) were considered equity sweeteners). This valuation model was used to value the September 2024 Convertible Note as of March 31, 2025, and December 31, 2024.

The change in fair value between December 31, 2024, and March 31, 2025, was recognized in the condensed consolidated statements of operations under change in fair value of financial instruments.

The September 2024 Convertible Note was classified within Level 3 of the fair value hierarchy at December 31, 2024, and as of March 31, 2025, due to the use of unobservable inputs. The key inputs into the valuation model for the September 2024 Convertible Note were as follows at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.03%	4.27%
Expected term (years)	1.00	4.75
Volatility	112.73%	113.00%
Stock price	$1.20	$1.36
Market discount rate	13.90%	8.22%

Common Stock Issuance Obligation

The Company established the initial fair value for the common stock issuance obligation to certain employees of the historical iDoc entity as of June 24, 2024, the date the Business Combination closed (see discussion in Note 2, Restatement of Previously Issued Financial Statements). As of March 31, 2025, and December 31, 2024, the fair value was remeasured. As the obligation is to issue shares of the Company’s common stock, the Company estimated the fair value of the obligation based on the shares of common stock expected to be issued and the closing price of the Company’s common stock on the date of the fair value measurement. As the key inputs into this fair value estimate are observable, the Company classified the common stock issuance obligation within Level 1 of the fair value hierarchy as of March 31, 2025, and December 31, 2024. The change in fair value between December 31, 2024, and March 31, 2025, was recognized as compensation expense within cost of revenues in the condensed consolidated statement of operations.

March 2025 Convertible Note

The Company established the initial fair value for the March 2025 Convertible Note as of March 20, 2025, which was the date the March 2025 Convertible was funded. As of March 31, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the March 2025 Convertible Note for the initial periods and subsequent measurement periods. The change in fair value between March 20, 2025, and March 31, 2025, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The March 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of March 20, 2025, and March 31, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at March 31, 2025, and at March 20, 2025:

	March 31, 2025	March 20, 2025
Risk-free interest rate	4.06%	4.06%
Expected term (years)	0.72	0.72
Volatility	115.61%	115.61%
Stock price	$1.20	$1.20

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2024, through March 31, 2025, is summarized as follows:

	Quantum			September	Common Stock	M2B
	Convertible Note	Exchange Note	ELOC	Convertible Note	Issuance Obligation	Convertible Note	Total
Fair value as of December 31, 2024	$3,248,000	$1,499,000	$80,000	$2,094,000	$69,621	$—	$6,990,621
Initial fair value at issuance	—	—	—	—	—	238,020	238,020
(Gain) Loss on change in fair value	443,806	963,897	(35,047)	478,734	(8,191)	—	1,843,199
Fair value as of March 31, 2025	$3,691,806	$2,462,897	$44,953	$2,572,734	$61,430	$238,020	$9,071,840

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the three months ended March 31, 2025, and December 31, 2024.

Note 16 Subsequent Events

The Company evaluated subsequent events from the date of the condensed consolidated balance sheets as of March 31, 2025 through the date of the release of the condensed consolidated financial statements.

On July 2, 2025, the Company issued the ELOC Commitment Fee Note in a principal amount of $500,000 that is payable only in shares of the Company’s common stock at an initial price of $10 per share.

On July 3, 2025, the Company and the Quantum Investor entered into an amendment to the Quantum Note (“Amended Note”) to change the maturity date from June 25, 2025, to June 30, 2026, and to provide that eighteen months of interest will be guaranteed regardless of early pay or redemption.

On August 2, 2025, the Bridge Investor converted (1) $4,630 principal amount under the $55,556 Additional Bridge Note issued and sold to the Bridge Investor on January 25, 2024, and (2) $27,778 principal amount under the $111,111 Additional Bridge Note issued and sold to the Bridge Investor on November 21, 2023, for an aggregate of 14,199 shares of the Company common stock.

On August 5, 2025, the board approved stock grants totaling 227,500 shares of common stock to vendors as consideration for services rendered and payable.

On August 8, 2025, the Bridge Investor converted $500,000 principal amount under the Exchange Note issued and sold to the Bridge Investor on June 24, 2024, for 213,759 shares of the Company’s common stock.

On August 28, 2025, the Company entered into an amendment to the Quantum Convertible Note referenced in Note 8, Line of Credit and Notes Payable, Net of Discount. The amendment provides for additional cash proceeds of $380,000 and an equivalent increase to the principal balance outstanding as of March 31, 2025, of $3,000,000. The amendment did not result in any other changes to the terms of the existing Quantum Convertible Note agreement. The March 2025 Convertible Note will be receiving an equity kicker of 500,000 restricted common shares for their assistance with the additional Quantum Convertible Note investment.

On September 5, 2025, the Company entered into a Master Business Loan Agreement (the “MBLA”) with Change Capital Holdings I, LLC (“Change Capital”), whereby Change Capital agreed to, for a period of up to three years, make advances to the Company (each, an “Advance”) in the aggregate amount of $2,500,001, upon the Company’s request and satisfaction of certain conditions. On September 5, 2025, Change Capital made an initial Advance of $525,000 (the “Initial Advance”). Each additional Advance may not individually exceed $250,000 and may only be made at most every 90 days. The MBLA contains customary representations, warranties, and covenants for a transaction of this nature. During the term of the MBLA, the Company is prohibited from: (i) incurring any indebtedness (other than ordinary course trade debt), and (ii) paying any dividends or making distributions on the Company’s equity interests. The MBLA provides for certain events of default that are typical for a transaction of this type, including, among other things, failure to make payment, default with respect to any other indebtedness of the Company, and any change in ownership of 50% or more of the equity interests of the Company. In connection with the Initial Advance, the Company issued a commercial promissory note to Change Capital (the “Initial MBLA Note”), which the Company is required to repay in 12 weekly payments of $7,500 each followed by 40 weekly payments of $15,862.50 each (for an aggregate total of $724,500). The MBLA Note may be prepaid at any time by payment of an amount equal to the Initial Advance plus 3.167% of the Initial Advance for each month from the date of the advance to the date of payment (subject to a minimum of 20%). Upon an event of default under the MBLA, payment under the Initial MBLA Note may be accelerated and a default fee equal to 10% of the outstanding balance will become due. The Initial MBLA Note, and any future notes issued pursuant to the MBLA, is secured by a junior lien on all assets of the Company and the validity and performance of which are guaranteed personally by Imo Aisiku (the Company’s Co-CEO), Milton Chen (the Company’s Co-CEO), and Jerry Leonard (the Company’s CFO). Mr. Aisiku also entered into a pledge agreement in favor of Change Capital whereby he pledged, as security for the payment and performance of all obligation so the Company under the MBLA, all shares of common stock and other equity interests held by Mr. Aisiku in the Company.

On October 9, 2025, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with an accredited institutional investor (the “Note Investor”) pursuant to which the Company issued to the Investor a secured note in the aggregate principal amount of $133,333 (the “October 2025 Note”) for a purchase price of $120,000. The October 2025 Note bears interest at the rate of 5% per annum, matures on May 8, 2026, and is secured by all assets of the Company. The October 2025 Note is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the October 2025 Note, the interest rate on the October 2025 Note will accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the October 2025 Note remains outstanding, the Note Purchase Agreement: (1) prohibits the Company from entering into an variable rate transaction, (2) requires that the Company provide the Note Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities. In connection with the Note Purchase Agreement, on October 9, 2025, the Company entered into an amendment agreement with certain of its creditors whereby the October 2025 Note was consented to and subordinated to the outstanding debt.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the three months ended March 31, 2025 and 2024, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” in the Annual Report for the year ended December 31, 2024 and the section herein entitled “Cautionary Note Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been impacted by the restatement described in Note 2 to our consolidated financial statements entitled “Restatement of Previously Issued Financial Statements. Certain of the financial and other information provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended to give effect to such restatement adjustments.”

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

Implications of Being an Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012(the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, balance sheet, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Unaudited Condensed Consolidated Financial Statements for the three-month March 31, 2025 included elsewhere in this report. Our critical accounting policies are described below.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods and services.

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

See Note 15 Fair Value Measurements of the financial statements for additional information on assets and liabilities measured at fair value.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the three months ended March 31, 2025, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

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

Financial Statement Components

Three Months Ended March 31, 2025 and 2024 Results of Operations

The following table presents VSee Health’s results of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024 (Restated)	Change	%
Revenue	$3,321,485	$1,620,995	$1,700,490	105%
Cost of revenues	1,461,514	386,253	1,075,261	278%
Gross margin	1,859,971	1,234,742	625,299	51%
Operating expenses	3,691,289	1,130,682	2,560,607	226%
Other income (expense)	2,114,617	9,310	2,105,307	22,613%
Net loss before taxes	(3,945,935)	94,750	4,040,685	4,265%
Income tax expense	13,505	-	13,505	100%
Net loss	$(3,959,440)	$94,750	$4,054,190	4,279%

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

Revenue was $3,321,485 for the three months ended March 31, 2025, compared to $1,620,995 for the three months ended March 31, 2024, an increase of $1,700,490 or 105%. The increase was driven by $1,197,614, or 70% of revenue, from the acquisition of iDoc during the 2nd quarter of 2024, primarily from patient and telehealth fees of $702,087 and $483,850, respectively. The increase was also driven by $716,090, or 42% higher revenue from the new Human Health and Services (“HHS”) contract, primarily from medical device sales, engineering, and professional fees. The increase was also driven by $43,374 or 3% of higher utilization of physician services usage (Veterans Clinic). These increases were slightly offset by a decrease in revenue, driven primarily by a decline in recurring subscriptions and the Stand Together Aimee project. The decrease due to decline in recurring subscription and due to the Stand Together Aimee project was $177,857 and $78,750 or 18% and 100% respectively.

Cost of Goods Sold

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

The cost of goods sold for the three months ended March 31, 2025, increased by $1,075,261, or 278%, compared to March 31, 2024. The increase was primarily driven by the acquisition of IDoc in 2024, resulting in an increase in compensation expense of $387,375, or 36%. The increase was also primarily driven by $223,192, or 21%, higher compensation expenses resulting from additional headcount working on the HHS project. Higher procurement of medical devices for the HHS project, increased cost of goods sold by $367,307 or 34%. There was an increase of $33,084, or 3%, and $41,819, or 4%, due to increased physician visits and the expansion of the development environment for the HHS project. There was an increased software expense of $21,557 or 2% because of deploying MFA and FedRAMP- compliant cloud infrastructure (via Okta) to support the HHS deal.

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

Operating expenses for the quarter ending March 31, 2025, increased by $2,560,607 or 226% compared to the same period last year. The growth was driven by higher general and administrative expenses of $1,821,524, an increase of 864%, mainly due to higher expenses of $949,427 or 100% from the acquisition of iDoc, primarily related to amortization and depreciation expenses of $644,875, bad debt expenses of $120,919, and insurance-related expenses of $99,406. Additionally, expenses increased by $881,275 or 100% from the recapitalization with DHAC, mainly for professional and advisory service fees, slightly offset by a decrease of $9,177 in expenses from the VSee Lab business. The rise in operating expenses was also driven by $765,421 or 86% higher compensation-related expenses, mainly from the acquisition of iDoc, and an increase of $400,297 from higher stock-based compensation in the VSee Lab business. These increases were partly offset by the absence of transaction expenses incurred during the current quarter, resulting in a reduction of $26,338, or 100%, compared to the same period last year.

Other Income (Expense)

Other income (expense) during the three months ended March 31, 2025, increased $2,105,307 or 22613%. The increase was primarily driven by the gain on change in fair value of on the debt and derivative financial instruments of $1,261,471, and an increase in the interest expense of $697,221 primarily due to new loan agreements entered in 2024.

Net Loss

Net loss for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, increased by $4,054,197 or 4279%. The increase in the Company’s net loss was driven by the acquisition of iDoc and recapitalization with DHAC in 2024 and was offset by gain on change in fair value of the debt and derivative financial instruments of $1,931,300.

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024 (Restated)
Net cash used in operating activities	$(440,493)	$579,286
Net cash used in from investing activities	$(11,873)	$(8,740)
Net cash provided by financing activities	$536,373	$-
Change in cash	$84,007	$570,546

VSee Health’s principal sources of liquidity are cash and cash equivalents, totalling $410,122 and $689,280 as of March 31, 2025 and 2024, respectively.

VSee Health’s future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $440,493 for three months ended March 31, 2025. The change in operating activities presents changes for VSee Lab for the three months ended March 31, 2025, and changes for iDoc and DHAC from the Business Combination date of June 24, 2024. Cash used in operating activities consists of a net loss of $3,959,440, adjusted for non-cash items of $2,580,077 and the remaining changes pertaining to changes in working capital.

Cash used in operating activities was $579,286 for three months ended March 31, 2024. This consisted of a net income of $94,750, adjusted for non-cash items of $16,819, and an increase in net changes in operating assets and liabilities of $467,717. The net changes in operating assets and liabilities were primarily driven by the increase in deferred revenue.

Cash Used in Investing Activities

Cash used for investing activities for the three months ended March 31, 2025, was $11,873, driven primarily by $11,873 for the purchase fixed assets. Cash used for investing activities for the three months ended March 31, 2024, was $8,740 and was used to purchase fixed assets.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025, was $536,373, primarily consisting of 600,000 proceeds from the M2B and Ascent notes issued and offset by $10,000, $28,627 and $25,000 of payments to shareholders, for factoring payables and finance lease liability.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

Management concluded that material weaknesses in internal control over financial reporting existed relating to the lack of sufficient number of personnel within the accounting function to adequately segregate duties, we did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, we did not have a formalized control environment and oversite of controls over financial reporting, and we lack proper accounting for significant or non-recurring transactions. Such material weaknesses contributed to our inability to timely file this Quarterly Report on Form 10-Q. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in  “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, or future operating results and cash flows. We do not believe that there have been any material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For this fiscal quarter ended March 31, 2025, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of VSee Health, Inc. (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.3	Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.1	Amendment to Equity Purchase Agreement dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.2	Amendment No.1 to Securities Purchase Agreement, dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.3	Form of Note Pursuant to Amendment No.1 to Securities Purchase Agreement, dated March 20, 2025 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.4	Secured Note Purchase Agreement, dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.5	Form of Secured Note, dated March 20, 2025 (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.6	Form of Security Agreement, dated March 20, 2025 (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on March 21, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith (furnished herewith with respect to Exhibit 32.1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSEE HEALTH, INC.

Date: October 15, 2025	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: October 15, 2025	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)