Form 10-Q
period 2025-06-30
VSEE HEALTH, INC.
filed 2025-10-15
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of October 13, 2025, there were 17,022,690 of the registrant’s common stock outstanding.

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed by us with the Securities and Exchange Commission (“SEC”).

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

ii

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$291,595	$326,115
Accounts receivable, net of allowance for credit losses of $2,639,917 and $2,393,033 as of June 30, 2025, and December 31, 2024, respectively	1,616,751	1,716,370
Due from related party	241,122	531,656
Prepaids and other current assets	410,037	446,826
Total current assets	2,559,505	3,020,967

Right-of-use assets, net	337,770	379,585
Intangible assets, net	9,890,002	10,995,000
Goodwill	4,916,694	4,916,694
Fixed assets, net	506,070	680,242
Total assets	$18,210,041	$19,992,488

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$9,620,889	$9,343,659
Deferred revenue	1,170,101	417,815
Due to related party	51,900	51,900
Operating lease liabilities	81,132	72,836
Finance lease liabilities	234,673	328,833
Factoring payable	143,220	179,007
Encompass Purchase Liability	263,874	263,918
Equity Line of Credit	59,843	80,000
Quantum convertible note, related party at fair value	3,580,612	3,248,000
September 2024 Convertible Note, at fair value	2,918,875	2,094,000
Loan payable, related party	471,651	471,651
Line of credit	456,097	456,097
Notes payable, net of discount	1,460,422	433,983
Exchange Note, at Fair Value	2,485,636	1,499,000
Common stock issuance obligation	59,383	69,621
Total current liabilities	23,058,308	19,010,320

Notes payable, less current portion, net of discount	593,941	593,941
Operating lease liabilities, less current portion	226,718	269,338
Deferred revenue, net of current portion	-	69,999
Deferred tax liabilities, net	67,378	67,378
Total liabilities	23,946,345	20,010,976

Commitments, Contingencies, and Concentration Risk (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,158 and 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1	1
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,422,690 and 16,297,190 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1,643	1,630
Additional paid-in capital	68,538,648	67,683,754
Accumulated deficit	(74,276,596)	(67,703,873)
Total stockholders’ deficit	(5,736,304)	(18,488)
Total liabilities and stockholders’ deficit	$18,210,041	$19,992,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Revenues
Subscription fees	$880,327	$1,037,426	$1,707,672	$2,042,628
Professional services and other fees	1,024,477	421,632	1,921,157	749,475
Technical engineering fees	430,124	189,939	829,970	477,889
Patient fees	475,772	31,520	1,187,036	31,520
Telehealth fees	579,419	30,569	1,063,269	30,569
Institutional fees	-	480	2,500	480
Total revenues	3,390,119	1,711,566	6,711,604	3,332,561
Cost of revenues	1,801,627	934,570	3,263,141	1,320,823
Gross margin	1,588,492	776,996	3,448,463	2,011,738

Operating expenses
Compensation and related benefits	1,670,460	912,743	3,329,458	1,806,320
General and administrative	2,172,772	568,469	4,205,063	779,236
Transaction expenses	-	228,307	-	254,645
Total operating expenses	3,843,232	1,709,519	7,534,521	2,840,201
			-	-
Net operating (loss) profit	(2,254,740)	(932,523)	(4,086,058)	(828,463)

Other income (expense)
Interest expense	(240,579)	(341,835)	(971,244)	(351,145)
Other income, net	167,470	2	183,009	2
Change in fair value of financial instruments	(154,825)	548,100	(1,416,296)	548,100
Loss on extinguishment of loan	(126,125)	-	(126,125)	-
Loss on issuance of financial instruments	-	(1,618,234)	(138,020)	(1,618,234)
Total other (expense), net	(354,059)	(1,411,967)	(2,468,676)	(1,421,277)

Loss before (provision for) benefit from income taxes	(2,608,799)	(2,344,490)	(6,554,734)	(2,249,740)

(Provision for) benefit from income taxes	(4,484)	1,678,388	(17,989)	1,678,388

Net loss	(2,613,283)	(666,102)	(6,572,723)	(571,352)
Net loss attributable to non-controlling interest	-	31,980	-	-
Net loss income attributable to stockholders	$(2,613,283)	$(634,122)	$(6,572,723)	$(571,352)

Basic and diluted loss per common share	$(0.16)	$(0.12)	$(0.40)	$(0.11)
Weighted average number of common shares outstanding, basic	16,422,651	5,302,490	16,368,254	4,971,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares and per share data)

	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Deficit
Balance - December 31, 2024	6,158	$1	-	$-	16,297,190	$1,630	$67,683,754	$(67,703,873)	$-	$(18,488)
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	(3,959,440)	-	(3,959,440)
Payment to shareholder	-	-	-	-	-	-	(10,000)	-	-	(10,000)
Issuance during the period	-	-	-	-	125,000	13	90,621	-	-	90,634
Share based compensation		-		-	-	-	400,297	-	-	400,297
Balance - March 31, 2025	6,158	$1	-	$-	16,422,190	$1,643	$68,164,672	$(71,663,313)	$-	$(3,496,997)

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	(2,613,283)	-	(2,613,283)
Issuance during the period	-	-	-	-	500	-	-	-	-	-
Share based compensation	-	-	-	-	-	-	373,977	-	-	373,977
Balance - June 30, 2025	6,158	$1	-	$-	16,422,690	$1,643	$68,538,649	$(74,276,596)	$-	$(5,736,303)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023 (Restated)	—	$—	4,639,643	$464	$6,027,153	$(10,001,858)	$(325,279)	$(4,299,520)
Net income	—	—	—	—	—	62,770	31,980	94,750
Non-controlling interest	—	—	—	—	—	—	—	—
Balance, March 31, 2024 (Restated)	-	$—	4,639,643	$464	$6,027,153	$(9,939,088)	$(293,299)	$(4,204,770)

Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	—	—	354,441	36	(325,315)	—	325,279	-
Escrow shares released from stock payable	—	—	239,424	24	127,686	—	—	127,710
Shares issued as conversion of debt of VSee debt holders	—	—	12,846	1	155,564	—	—	155,565
Reverse recapitalization	—	—	3,603,966	360	(17,957,293)	—	—	(17,956,933)
Shares issued as consideration to iDoc shareholders	—	—	4,950,000	495	67,450,680	—	—	67,451,175
Shares issued as conversion of iDoc debt as part of the consideration in the acquisition	—	—	592,500	59	1,184,941	—	—	1,185,000
Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	300	—	—	—	300,000	—	—	300,000
Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	—	—	300,000	30	599,970	—	—	600,000
Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	220	—	—	—	220,000	—	—	220,000
Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	1,268	—	—	—	1,268,000	—	—	1,268,000
Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	4,370	1	—	—	4,369,999	—	—	4,370,000
Shares issued to settled iDoc debt holders	—	—	114,000	12	227,988	—	—	228,000
Stock based compensation	—	—	—	—	26,321	—	—	26,321
Net loss	—	—	—	—	—	(634,122)	(31,980)	(666,102)
Balance, June 30, 2024 (Restated)	6,158	$1	14,806,820	$1,481	$63,675,694	$(10,573,210)	$-	$53,103,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025

	For Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,572,723)	$(571,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of financial instrument	138,020	1,618,234
Original issue discount and interest accrued on Quantum Convertible Note	—	304,932
Change in fair value of financial instruments	1,416,296	(548,100)
Loss on extinguishment of loan	126,125	—
Deferred Tax assets and liabilities	—	(1,679,404)
Amortization of discount on note payable	—	7,000
Allowance for expected credit losses	246,884	21,428
Depreciation and amortization	1,294,636	2,091
Stock-based compensation	764,036	474,251
Amortization of right-of-use assets	41,815	3,540
Changes in operating assets and liabilities:
Accounts receivable	(147,264)	191,774
Due from related party	290,534	—
Prepaids and other current assets	36,787	(16,208)
Accounts payable and accrued liabilities	951,797	(2,318,197)
Deferred revenue	682,287	120,968
Due to related party	—	(210,697)
Operating lease liabilities	(34,324)	—
Right-of-use liabilities	—	5,526
Net cash used in operating activities	$(765,094)	$(2,594,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Business Combination- iDoc	—	29,123
Purchases of fixed assets	(15,466)	(45,513)
Net cash used in investing activities	$(15,466)	$(16,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Quantum Convertible Note	—	2,700,000
Proceeds from reverse recapitalization with DHAC	—	1,323,362
Repayment on Encompass Purchase liability	(44)	(1,030)
Repayment on advances of related party	—	(47,800)
Repayment on Extension Note	—	(365,750)
Payment to shareholder	(10,000)	—
Proceeds from issuance of common stock	90,634	—
Proceeds from notes issued during the period	726,237	—
Payments on factoring payable	(35,787)	(10,941)
Payments on finance lease liability	(25,000)	—
Net cash provided by financing activities	$746,040	$3,597,841

NET CHANGE IN CASH	(34,520)	987,237
Cash, Beginning of Period	326,115	118,734
CASH, END OF PERIOD	$291,595	$1,105,971

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$135,205	$—
Cash paid for taxes	$—	$2,772
Non-cash investing and financing activities:
Net liabilities acquired in reverse merger	$—	$(18,704,806)
Shares issued to DHAC Sponsor group for debt settled	$—	$1,268,000
Shares issued to A.G.P. Underwriter	$—	$4,370,000
Shares issued to VSee debt holders	$—	$1,310,710
Fair value of shares issued in iDoc acquisition	$—	$68,907,052
Acquisition of non-controlling interest in TAD	$—	$325,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in USD, except number of shares and per share data)

Note 1 Organization and Description of Business

VSee Health, Inc., (formerly known as Digital Health Acquisition Corp., a Delaware Corporation) (the “Company”, “we”, “our”, “Vsee Health” or “us”) is a Delaware-based telehealth software company that provides a scalable, application programming interface-driven platform for virtual healthcare delivery. The platform integrates secure video streaming with medical device data, electronic medical records, and other sensitive health information, offering customizable and white-labeled solutions for healthcare providers, employers, and hospital systems.

On June 24, 2024, the Company completed a business combination (the “Business Combination”) with VSee Lab, Inc. (“Vsee Lab”) and iDoc Virtual Telehealth Solutions, Inc (“iDoc”). As part of the transaction, Digital Health Acquisition Corp. changed its name to VSee Health, Inc. The transaction was accounted for as a reverse recapitalization, with VSee Lab, Inc. identified as the accounting acquirer. Various equity and debt instruments were converted into common and preferred shares, and the Company entered into an equity line of credit agreement for up to $50 million over a 36-month period.

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

Management has undertaken a series of measures to address these concerns, which include:

●	Revenue Enhancement Strategies: The Company including the acquisition of iDoc on June 24, 2024 (See Note 4 - Business Combination) won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline. During the third quarter, service commenced to a client in the new market, driving positive future revenue growth.

●	Additional Financing: The Company is in negotiations with an investor for additional financing, which is expected to support its working capital needs and fund its growth initiatives.

●	ELOC Financing: The Company has an equity line of credit purchase agreement (“ELOC Agreement) dated November 21, 2023, with the right to issue and sell to the investor listed therein, from time to time, and the investor shall purchase from the Company, up to the lesser of (i) $50,000,000 in the aggregate gross purchase price of newly issued shares of the Company’s common stock. Per the ELOC Agreement, the aggregate number of shares issued in connection with the ELOC Agreement may not exceed 19.9% of the number of issued and outstanding shares. The investor shall have the right but not the obligation to purchase shares at the floor price if the VWAP on the date of notice is less than the floor price ($1.25).

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

Note 2 Restatement of Previously Issued Financial Statements

Restatement of VSee Lab, Inc. Condensed Consolidated Financial Statements as of June 30, 2024

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of certain assets and liabilities in the condensed consolidated balance sheet of VSee Lab as of June 30, 2024 and the proper recognition and certain transaction in the condensed consolidated statement of operations for the three and six months ended June 30, 2024. The Company determined that the previously issued condensed consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone condensed consolidated financial statements include:

●	The failure to identify and accrue for sales and use taxes in relation to its revenue-generating transactions to taxable customers. As a result of correcting this error, the Company recorded an accrual of $880,711 in the condensed consolidated balance sheet as of June 30, 2024. Of this amount, $761,873 related to periods prior to the year ended December 31, 2024. The remaining $118,838 has been recorded during the six months ended June 30, 2024. For the three months ended June 30, 2024, the Company recorded a $59,419 adjustment to general and administrative expenses, and for the six months ended June 30, 2024, the Company recorded a $118,838 adjustment to general and administrative expenses to reflect the effect of the restatement in condensed consolidated statements of operations for the periods then ended.

●	The incorrect cutoff of a revenue transaction with a customer as of December 31, 2023. Correcting this error did not have an impact on the condensed consolidated balance sheet as of June 30, 2024. As the related contract was completed during March 2024, the Company recognized all deferred revenue from prior periods related to the arrangement in this period. This resulted in an increase of $125,000 in revenue (specific to the technical engineering fees line item) during the six months ended June 30, 2024.

●	The incorrect recognition of accrued expenses of DHAC as of the Business Combination date (June 24, 2024). The Company identified a total of $654,316 in transaction expenses and professional services expenses which were recognized in the consolidated financial statements of the Company subsequent to the Business Combination date, but related to the period prior to the Business Combination, and therefore should have been accrued by DHAC as of that date. As a result, the net liabilities of DHAC assumed by the Company in the reverse merger transaction as of the Business Combination date were understated by $654,316. In correcting this error, the Company recorded an adjustment of $654,316 to increase the net liabilities of DHAC assumed as recorded in additional paid-in capital. Of the $654,316 in identified accrual items, $452,500 were paid during the quarter ended June 30, 2024, while the remaining $201,816 was recorded as an increase in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of June 30, 2024. Further, the correction of this error resulted in recording an adjustment to decrease transaction expenses by $452,500 for the three and six months ended June 30, 2024.

●	The incorrect recognition of accrued expenses of iDoc as of the Business Combination date (June 24, 2024). The Company identified a total of $300,000 in transaction expenses which were recognized in the consolidated financial statements of the Company subsequent to the Business Combination date, but related to the period prior to the Business Combination, and therefore should have been accrued by iDoc and included in the opening balance sheet of iDoc as of that date. As a result, the net assets of iDoc that were acquired by the Company as of the Business Combination date were overstated by $300,000 and the goodwill balance that was recorded in connection with this acquisition was understated by $300,000. In correcting this error, the Company recorded an adjustment of $300,000 to increase the goodwill balance in the condensed consolidated balance sheet as of June 30, 2024. As the $300,000 item was paid by the Company during the quarter ended June 30, 2024, there was no adjustment to accounts payable and accrued liabilities required. Further, the correction of this error resulted in recording an adjustment to decrease transaction expenses by $300,000 for the three and six months ended June 30, 2024.

●	The incorrect recognition of certain compensation-related obligations of iDoc as of the Business Combination date. The Company identified a total of $167,040 in cash compensation which was owed to employees of iDoc as of the Business Combination, and therefore should have been accrued by iDoc and included in the opening balance sheet of iDoc as of that date. As a result, the net assets of iDoc that were acquired by the Company as of the Business Combination date were overstated by $167,040 and the goodwill balance that was recorded in connection with this acquisition was understated by $167,040. In correcting this error, the Company recorded an adjustment of $167,040 to increase the goodwill balance and the accounts payable and accrued liabilities balance in the condensed consolidated balance sheet as of June 30, 2024. No compensation amounts that should have been accrued were paid during the quarter ended June 30, 2024. In addition, the Company identified an obligation to issue 51,192 shares of common stock to employees of iDoc as of the Business Combination, which the Company agreed to replace, but was not obligated to do so. As such, the Company recognized $619,935 in stock-based compensation expense related to the replacement awards as of June 24, 2024. Further, the Company determined the common stock issuance obligation should be classified as a liability and remeasured based on its fair value at each reporting date. At June 30, 2024, the common stock issuance obligation was remeasured to $447,930, resulting in an adjustment to decrease the stock-based compensation expense by $172,005 for the three and six months ended June 30, 2024.

●	The incorrect recognition of a commitment fee incurred in relation to the ELOC Agreement as a deferred expense and an accrued liability as of June 30, 2024. The commitment fee was payable in the form of a convertible note which was issued during July 2024, however, the Company determined that the fee was not earned by the counterparty or payable by the Company until July 2024 and as such should not have been recognized as of June 30, 2024. Additionally, the Company determined that the commitment fee should have been expensed when incurred, as the related ELOC Agreement is classified as a liability in the Company’s consolidated balance sheets. In correcting this error, the Company recorded an adjustment of $500,000 to decrease prepaids and other current assets and to decrease the ELOC Note balance recorded in current liabilities in the condensed consolidated balance sheets as of June 30, 2024. The correction of this error did not have an impact on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

●	The incorrect recognition of accrued interest related to certain convertible note obligations that were recorded at fair value in the Company’s financial statements. The Company identified that it was accruing interest on these obligations (included in accounts payable and accrued liabilities) and also including accrued interest in the fair value estimate of the respective convertible note obligations (as part of the remeasurement of each instrument at fair value at each reporting date). In correcting this error, the Company recorded an adjustment to decrease accrued interest and to decrease the accumulated deficit by $7,860 in the condensed consolidated balance sheet as of June 30, 2024. Further, the correction of this error resulted in recording an adjustment to decrease interest expense by $7,860 for the three and six months ended June 30, 2024.

●	The incorrect recognition of grant date fair value for certain options issued as of June 24, 2024. The Company determined that it utilized an incorrect expected term assumption in the valuation of the stock options granted on this date, which upon correction also resulted in an adjustment to other inputs (risk-free rate, volatility) that were related to the expected term assumption. The changes to these fair value measurement inputs results in a change in the grant date fair value of stock options that were fully vested at issuance from $5,034,046 to $5,728,784, and a change to the grant date fair value of stock options subject to future vesting from $1,394,222 to $1,601,190. In correcting this error, the Company recorded an adjustment to decrease additional paid-in capital and decrease the accumulated deficit by $5,668 in the condensed consolidated balance sheet as of June 30, 2024. Further, the correction of this error resulted in recording an adjustment to decrease compensation and related benefits by $5,668 for the three and six months ended June 30, 2024.

●	The incorrect recognition and measurement of accounts receivable balances acquired from iDoc as of the Business Combination date. The Company identified an additional $1,590,596 adjustment that should have been reflected as a reduction in the acquired accounts receivable balance as of the Business Combination date, reflecting amounts that were not expected to be collected as of the acquisition date. The adjustment to the acquired accounts receivable balance results in an increase in the recorded goodwill balance of $1,590,596 as of the acquisition date and June 30, 2024. The correction of this error did not have an impact on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

●	The incorrect recognition of certain income tax-related balances as of the Business Combination date. The Company identified an aggregate $26,183 increase in federal and state income taxes payable (included in accounts payable and accrued liabilities) and a decrease in deferred tax liability of $392,609 for iDoc as of the Business Combination. The correction of these amounts resulted in a $366,426 decrease in the goodwill balance recognized as of the Business Combination date. Additionally, the Company identified a $78,827 decrease in state income taxes payable of DHAC as of the Business Combination date. As a result, the net liabilities of DHAC assumed by the Company in the reverse merger transaction were overstated by $78,827. In correcting this error, the Company recorded an adjustment of $78,827 to decrease the net liabilities of DHAC assumed as recorded in additional paid-in capital.

●	The incorrect recognition and measurement of income tax-related balances as of and for the period ended June 30, 2024, as a result of the aggregate income tax effect of the restatement adjustments described above. In order to properly recognize the income tax effect, the Company recorded a $495,442 increase in income taxes payable and a $67,378 increase in deferred tax liability as of June 30, 2024, and a $562,820 decrease in the benefit from income tax for the three and six months ended June 30, 2024.

The following tables summarize the effect of the restatement on each financial statement line item in the VSee Lab condensed consolidated financial statements for the quarter ended June 30, 2024. While not presented below, the Company’s condensed consolidated statement of changes in stockholders’ equity (deficit) has also been restated to reflect the cumulative adjustments to the condensed consolidated balance sheet and condensed consolidated statement of operations as described above:

Consolidated Balance Sheet as of June 30,2024	As Reported	Adjustment	As Restated
Accounts receivable	$2,513,855	$(1,590,596)	$923,259
Prepaids and other current assets	760,789	(500,000)	260,789
Total current assets	5,166,549	(2,090,596)	3,075,953
Goodwill	59,900,694	1,691,210	61,591,904
Total assets	78,987,750	(399,386)	78,588,364
Accounts payable and accrued liabilities	6,752,985	1,291,896	8,044,881
ELOC Note	500,000	(500,000)	-
Common stock issuance obligation	-	447,930	447,930
Total current liabilities	22,879,867	1,239,826	24,119,693
Deferred tax liability	-	67,378	67,378
Total liabilities	24,177,194	1,307,204	25,484,398
Additional paid-in-capital	64,582,130	(906,436)	63,675,694
Accumulated deficit	(9,773,056)	(800,154)	(10,573,210)
Total stockholders’ equity (deficit)	54,810,556	(1,706,590)	53,103,966
Total liabilities and stockholders’ equity (deficit)	$78,987,750	$(399,386)	$78,588,364

Consolidated Statement of Operations for the three months ended June 30, 2024	As Reported	Adjustment	As Restated
Cost of revenues	$486,640	$447,930	$934,570
Gross margin	1,224,926	(447,930)	776,996
Compensation and related benefits	918,411	(5,668)	912,743
General and administrative expenses	509,050	59,419	568,469
Transaction expenses	980,807	(752,500)	228,307
Total operating expenses	2,408,268	(698,749)	1,709,519
Net operating (loss) profit	(1,183,342)	250,819	(932,523)
Interest expense	(349,695)	7,860	(341,835)
Total other income (expense), net	(1,419,827)	7,860	(1,411,967)
(Loss) income before income taxes	(2,603,169)	258,679	(2,344,490)
(Provision for) benefit from income tax	2,241,208	(562,820)	1,678,388
Net loss	(361,961)	(304,141)	(666,102)
Net loss attributable to stockholders	(329,981)	(304,141)	(634,122)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.12)

Consolidated Statement of Operations for the six months ended June 30, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$352,889	$125,000	$477,889
Total Revenue	3,207,561	125,000	3,332,561
Cost of revenues	872,893	447,930	1,320,823
Gross margin	2,334,668	(322,930)	2,011,738
Compensation and related benefits	1,811,988	(5,668)	1,806,320
General and administrative expenses	660,398	118,838	779,236
Transaction expenses	1,007,145	(752,500)	254,645
Total operating expenses	3,479,531	(639,330)	2,840,201
Net operating (loss) profit	(1,144,863)	316,400	(828,463)
Interest expense	(359,005)	7,860	(351,145)
Total other income (expense), net	(1,429,137)	7,860	(1,421,277)
(Loss) income before income taxes	(2,574,000)	324,260	(2,249,740)
(Provision for) benefit from income tax	2,241,208	(562,820)	1,678,388
Net loss	(332,792)	(238,560)	(571,352)
Net loss attributable to stockholders	(332,792)	(238,560)	(571,352)
Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.11)

Consolidated Statement of Cash Flows for the six months ended June 30, 2024	As Reported	Adjustment	As Restated
Net loss	$(332,792)	$(238,560)	$(571,352)
Stock-based compensation	31,989	442,262	474,251
Deferred tax asset and liabilities	(2,336,506)	657,102	(1,679,404)
Accounts receivable	216,774	(25,000)	191,774
Accounts payable and accrued liabilities	(1,582,393)	(735,804)	(2,318,197)
Deferred revenue	$220,968	$(100,000)	$120,968

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio. See Note 12 - Equity for additional information.

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

The accompanying condensed consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2025, and December 31, 2024, its results of operations, changes in stockholders’ equity (deficit), and statements of cash flows for the three and six months ended June 30, 2025, and 2024, in conformity with U.S. GAAP. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “December 31, 2024, Condensed Consolidated Financial Statements”), as filed with the SEC. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on a basis consistent with those reflected in December 31, 2024, Condensed Consolidated Financial Statements. Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation primarily consisting of the breakout of revenue by category and the retroactive application of the recapitalization.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, revenue, cost of revenues, goodwill and intangible asset impairment analysis, allowance for credit losses, the fair value of the ELOC Agreement, the Exchange Note, the Additional Bridge Note, the Quantum Convertible Note, and the September 2024 Convertible Note (each note as defined in Note 8 Line of Credit and Notes Payable, Net of Discount), stock-based compensation, incremental borrowing rate determination, useful life of intangibles, reserve for income tax uncertainties and other contingencies, and valuation of deferred tax asset.

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

Upfront non-refundable fees are deferred and amortized over the subscription term, as they do not represent separate performance obligations. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current or non-current based on the timing company expects to recognize revenue.

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

	Three months Ended June 30,	Three months Ended June 30,	Six months Ended June 30,	Six months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Net loss	$(2,613,283)	(634,122)	$(6,572,723)	(571,352)
Weighted average shares outstanding – basic and diluted	16,422,651	5,302,490	16,368,254	4,971,066
Net loss per share – basic and diluted	$(0.16)	(0.12)	$(0.40)	(0.11)
Excluded securities:(1)
Public Warrants	11,500,000	11,500,000	11,500,000	11,500,000
Private Warrants	557,000	557,000	557,000	557,000
Bridge Warrants	173,913	173,913	173,913	173,913
Extension Warrants	26,086	26,086	26,086	26,086
September 2024 Warrants	740,741	-	740,741	-
Quantum Convertible Note, related party (2)	1,862,466	1,502,466	1,862,466	1,502,466
Additional Bridge Notes (2)	-	86,692	-	86,692
Exchange Note (2)	827,330	1,324,125	827,330	1,324,125
September 2024 Convertible Note (3)	1,258,733	-	1,258,733	-
Series A Preferred stock common stock equivalents (4)	3,079,000	3,079,000	3,079,000	3,079,000
Stock options granted	803,646	803,646	803,646	803,646
Common stock issuance obligation	51,192	51,192	51,192	51,192
March 2025 Convertible Note (5)	61,718	-	34,974	-
May 2025 Convertible Note (6)	67,617	-	33,808	-

(1)	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the six months ended June 30, 2025, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(3)	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.

(4)	Assumes the maximum conversion thereon at the floor conversion price of $2.00.

(5)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(6)	Includes the interest amount thereon and assumes the closing price as of the reporting date.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of June 30, 2025, and December 31, 2024, respectively.

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

As of June 30, 2025, and December 31, 2024, respectively, the allowance for credit losses was $2,639,917 and $2,393,033, respectively. For the three months ended June 30, 2025, and 2024, the Company recognized $125,964 and $12,227 of credit loss expense within general and administrative expense on the condensed consolidated statements of operations. For the six months ended June 30, 2025, and 2024, the Company recognized $246,884 and $21,428 of credit loss expense within general and administrative expense on the condensed consolidated statements of operations.

The following table presents the Company’s allowance for credit losses at June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Beginning allowance for credit losses	$2,393,033	$32,457
Add: Allowance for credit losses, due to acquisition	-	1,696,553
Add: Provision for credit losses	246,884	514,282
Less: Accounts receivable write-off included in allowance for credit losses above	-	149,741
Ending allowance for credit losses	$2,639,917	$2,393,033

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

As of June 30, 2025 and December 31, 2024, the Company had $1,170,101 and $417,815 respectively, of contract liabilities (current portion) associated with customer deposits for subscription, professional, and technical engineering services, which were reported in deferred revenue on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the non-current portion of deferred revenue was $0 and $69,999, respectively.

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the three and six months ended June 30, 2025, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

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

	Estimated useful life	June 30, 2025	December 31, 2024
Customer relationships	10 years	$2,115,000	$2,100,000
Developed technology	5 years	10,000,000	10,000,000
		12,115,000	12,100,000
Less: Accumulated amortization		(2,224,998)	(1,105,000)
Intangible assets, net		$9,890,002	$10,995,000

Expected amortization expense is as follows:

Year ending December 31, 2025 (Remaining six months)	$1,105,002
Year ending December 31, 2026	2,210,000
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029, and thereafter	2,155,000
Total	$9,890,002

For the three months ended June 30, 2025 and June 30, 2024, the Company recorded amortization expense of $552,500 and $0, respectively, within general and administrative expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded amortization expense of $1,149,998 and $0, respectively, within general and administrative expenses in the condensed consolidated statements of operations.

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

The purchase price was allocated to assets including developed technology ($10 million), customer relationships ($2.1 million), and other tangible and intangible assets. Liabilities assumed totaled $8.3 million. The resulting goodwill of approximately $61.6 million reflects anticipated synergies and platform expansion opportunities. A goodwill impairment charge of $56.7 million was recorded in December 2024. Goodwill is not deductible for tax purposes.

Note 5 Leases

Operating Leases

Operating lease right-of-use assets are summarized below.

	June 30, 2025	December 31, 2024
		(Restated)
Office lease	$433,173	$433,173
Less: Accumulated amortization	(95,403)	(53,588)
Right-of-use assets, net	$337,770	$379,585

Operating lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
		(Restated)
Office lease	$307,850	$342,174
Less: current portion	(81,132)	(72,836)
Long term portion	$226,718	$269,338

As of June 30, 2025, and December 31, 2024, $132,359 and $96,589, respectively, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2025 (Remaining six months)	$64,740
Year ending December 31, 2026	131,440
Year ending December 31, 2027	125,400
Year ending December 31, 2028	82,880
Total future minimum lease payments	404,460
Less: Imputed interest	(96,610)
Present value of payments	$307,850

Expenses incurred with respect to the Company’s operating leases during the three and six months ended June 30, 2025, which are included in general and administrative expenses on the condensed consolidated statements of operations are set forth below.

	For Three Months Ended
	June 30, 2025	June 30, 2024
Operating lease expense:
Operating lease expense	$39,946	3,733
Total operating lease expense	$39,946	$3,733

	For Six Months Ended
	June 30, 2025	June 30, 2024
Operating lease expense:
Operating lease expense	$75,581	3,733
Total operating lease expense	$75,581	$3,733

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	June 30, 2025	December 31, 2024
		(Restated)
Weighted average remaining lease term	3.1 years	3.6 years
Weighted average discount rate	19.3%	17.9%

Finance Leases

On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024. On December 13, 2024, the Company revised the forbearance agreement with a maturity date of June 2025. Subsequently, on August 27, 2025, the Company revised the forbearance agreement. The repayment in full is expected to be made by November 2025. 30, 2025. Accordingly, the entirety of the finance lease has been reclassified to finance lease liabilities within current liabilities on the consolidated balance sheets as of June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
		(Restated)
Equipment lease	$736,624	$736,624
Less: Accumulated amortization	(372,604)	(200,633)
Leased equipment, net	$364,020	$535,991

Finance lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
		(Restated)
Equipment lease	$234,673	$328,833
Less: Current portion	(234,673)	(328,833)
Long term portion	$—	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2025 (Remaining six months)	$258,363
Total future minimum lease payments	258,363
Less imputed interest	(23,690)
Present value of payments	$234,673

Total finance lease cash payments made during the three and six months ended June 30, 2025, were $0 and $25,000 respectively. As such, as of June 30, 2025, and December 31, 2024, $543,770 and $446,890, respectively, of the Company’s financing lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases during the three and six months ended June 30, 2025, which are included in the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Finance lease amortization	$85,986	$3,540
Finance lease interest	12,734	559
Total finance lease expense	$98,720	$4,099

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Finance lease amortization	$171,971	$3,540
Finance lease interest	27,718	559
Total finance lease expense	$199,689	$4,099

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)*	1.1	1.6
Weighted average discount rate	19.3%	19.3%

*	The finance leases of the Company mature on June 30, 2026. However, as of June 30, 2025, and December 31, 2024, entire finance lease liability has been classified as current on the condensed consolidated balance sheet pursuant to the forbearance agreement entered into by the Company with the bank.

Note 6 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	June 30, 2025	December 31, 2024
Accounts payable	$4,402,224	$4,283,397
Accrued compensation and benefits	2,090,240	2,176,070
Accrued interest	536,796	558,358
Accrued sales and use tax	1,157,346	999,547
Accrued financing lease	543,770	446,890
Other accrued liabilities	890,513	879,397
	$9,620,889	$9,343,659

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

1.	A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 total dollar amount of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. The factoring payable under the June 21, 2023, Future Receipt Sale Agreement was $51,300 and $59,527 on June 30, 2025, and December 31, 2024, respectively.

2.	A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 total dollar amount of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023, Future Receipt Sale Agreement was $17,320 and $34,315 on June 30, 2025, and December 31, 2024, respectively.

3.	A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 total dollar amount of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. The factoring payable under the October 13, 2023, Future Receipt Sale Agreement was $74,600 and $85,166 on June 30, 2025, and December 31, 2024, respectively.

Note 8 Line of Credit and Notes Payable

The following is a summary of the notes payable as of June 30, 2025, and December 31, 2024:

Notes Payable	June 30, 2025	December 31, 2024
		(Restated)
Note payable issued November 29, 2021	$336,983	$336,983
Note payable issued December 1, 2021	1,500,600	1,500,600
Note payable issued August 18, 2023	64,000	64,000
Note payable issued November 29, 2023	33,000	33,000
Total notes payable and line of credit	1,934,583	1,934,583
Less: Current portion	(433,983)	(433,983)
Less: Fair value adjustment for debt	(906,659)	(906,659)
Total notes payable, net of current portion	$593,941	$593,941

Required principal payments under the Company’s notes payable are as follows:

Year Ending December 31, 2025 (Remaining six months)	$438,550
Year Ending December 31, 2026	26,534
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Year ending December 31, 2029	40,646
Thereafter	1,352,125
Total	$1,934,583

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc (See Note 4 – Business Combination).

(1)	On November 29, 2021, the iDoc issued a $654,044 promissory note to a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (7.5% at June 30, 2025) (See Note 10 - Commitments, Contingencies, and Concentration Risk). iDoc is required to pay the loan in 36 payments of $19,409. As of each of June 30, 2025, and December 31, 2025, the outstanding balance on the promissory note was $336,983. For the three and six months ended June 30, 2025, the Company recorded $10,559 and $19,985 in interest related to the promissory note. For three and six months ended June 30, 2024, $637 were recorded in interest related to the promissory note. The accrued interest balance, which was included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2025 and December 31, 2024, was $32,078 and $43,961. The note is currently in default.

(2)	On December 1, 2021, iDoc issued a promissory note to a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of each of June 30, 2025, and December 31, 2024, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly installment payments, including principal and interest, of $7,682. The Company recorded $14,029 and $27,905 in interest related to the promissory note for the three and six months ended June 30, 2025. For three and six months ended June 30, 2024, $0 were recorded in interest related to the promissory note. The accrued interest balance, which were included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2025, and December 31, 2024, were $172,026 and $144,121. The note is currently in default, and as such, the company has classified the note in full in current liabilities.

(3)	On August 3, 2023, iDoc issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized total interest expense of $2,145 and $4,290 for the three and six months ended June 30, 2025. For three and six months ended June 30, 2024, $0 was recorded in interest related to the promissory note. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2025, and December 31, 2024, were $13,065 and $0. As of each of June 30, 2025, and December 31, 2024, the outstanding balance of the promissory note was $33,000. The note is currently in default, and as such, the company has classified the note in full in current liabilities.

(4)	On August 18, 2023, iDoc issued a 8.5% original issue discount promissory note to an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of each of June 30, 2025, and December 31, 2024, the promissory note net of unamortized debt discount was $64,000. The Company recognized $4,160 and $8,320 interest at default interest for the three and six months ended June 30, 2025. For three and six months ended June 30, 2024, $0 was recorded in interest related to the promissory note. The Company had $26,240 and $17,920 in accrued interest as of June 30, 2025. The note is currently in default, and as such, the company has classified the note in full in current liabilities.

Furthermore, on January 12, 2023, VSee Lab issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $220,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on July 15, 2023. Interest accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. On November 21, 2023, VSee Lab, DHAC and the investor entered into a Loan Conversion Asecurities purchase agremeent pursuant to which $220,000 of the promissory note principal balance was converted into Series A Preferred Stock of the Company at the closing of the Business Combination. The Company paid off the promissory note by issuing 220 shares of Series A Preferred Stocks to the investor at the closing of the Business Combination. As of each of June 30, 2025, and December 31, 2024, there is no balance outstanding for the promissory note.

March 2025 Convertible Note

On March 20, 2025, the Company entered into a Convertible Note Purchase Agreement (the “March 2025 SPA”) with an accredited institutional investor, pursuant to which the Company issued and sold a senior secured convertible promissory note in the principal amount of $108,696 (the “March 2025 Convertible Note”). The Company received $100,000 in initial proceeds, reflecting an 8% original issue discount. The March 2025 Convertible Note matures on December 20, 2025, and provides for a minimum interest amount guaranteed for the first six months, with interest accruing at 18% per annum and payable monthly in cash or common stock at the holder’s discretion. Interest in excess of the minimum amount (if applicable) will accrue at a rate of 18% per annum, increasing to 28% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 9 equal installments of $1,630 per month beginning on April 20, 2025.

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

The March 2025 Convertible Note is prepayable at any time (unless an event of default has occurred) at 110% of the outstanding balance and is mandatorily prepayable upon the occurrence of a Qualified Financing (gross proceeds ≥ $2,000,000), with the redemption amount paid from the financing proceeds. The note is also mandatorily prepayable upon a change of control at 120% of the outstanding balance. The note can be accelerated upon an event of default either automatically or at the option of the note holder, depending on the nature of the event. Upon an uncured event of default, the holder may accelerate the note and require payment of 115% of the outstanding principal and accrued interest (Mandatory Default Amount), plus $5,000 in liquidated damages, and may convert the Mandatory Default Amount at a more favorable “Alternative Conversion Price,” defined as the lower of the conversion price then in effect or the lowest VWAP during the ten trading days prior to the default.

The March 2025 Convertible Note is secured by substantially all of the Company’s assets, and includes certain covenants which restrict the Company’s ability to incur additional indebtedness, grant liens, pay dividends, or dispose of assets without the lender’s consent.

In connection with the March 2025 SPA and March 2025 Convertible Note, the Company also issued 25,000 shares of common stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ equity (deficit) upon issuance.

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

As of June 30, 2025, and December 31, 2024, the March 2025 Convertible Note’s fair value was $194,791 and $0 (see Note 15 Fair Value Measurements), respectively.

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

In connection with the second closing under the Purchase Agreement and the March 2025 Convertible Note, the Company also issued 100,000 shares of Common Stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ equity (deficit) upon issuance.

The Company identified certain embedded features within the March 2025 Promissory Note that would require bifurcation. However, the value of such embedded derivatives was de minimis and, accordingly, the March 2025 Promissory Note is accounted for at amortized cost using the effective interest method. The proceeds from the issuance of the March 2025 Promissory Note were allocated between the March 2025 Promissory Note and the common shares on a relative fair value basis. The amount allocated to the March 2025 Promissory Note was $409,366 and to the common shares was $90,634. As of June 30, 2025, and December 31, 2024, the outstanding balance on the March 2025 Promissory Note is $488,652 and $0, respectively. The interest expense recognized for the six months ended June 30, 2025, and June 30, 2024, is $79,286 and $0, respectively. The interest expense recognized for the three months ended June 30, 2025, and June 30, 2024, is $70,049 and $0, respectively.

April 2025 Promissory Note

On April 15, 2025, the Company issued an unsecured promissory note to FWE CAPITAL LLC (the “April 2025 Promissory Note”), with a principal balance of $70,000. The April 2025 Promissory Note bears interest at a fixed rate of 12.00% per annum for the six-month term, equivalent to 2% of the principal balance per month ($1,400 per month), with interest payments due on the 15th day of each month, beginning May 15, 2025. Principal and all outstanding interest are due and payable on October 15, 2025 (the “Maturity Date”).

Upon an event of default, the interest rate increases to the greater of 24% per annum or the maximum rate allowed by law. If any payment is not made within six calendar days of its due date, a late charge equal to 5% of the overdue amount is assessed. The April 2025 Promissory Note may be prepaid in whole or in part at any time upon five business days’ notice to the lender, without penalty or premium. The April 2025 Promissory Note is unsecured.

On May 30, 2025, the Company issued a convertible promissory note (“May 2025 Convertible Note”) with a principal amount of $216,871. The issuance of the May 2025 Convertible Promissory Note resulted in the modification of the previously outstanding April 2025 Promissory Note.

The May 2025 Convertible Note states that the amount due and owing under the original April 2025 Promissory Note is consolidated with the new May 2025 Convertible Note under the terms and conditions set forth therein; and hence, this consolidation leads to a modification of the original debt arrangement. The modification involved changes to the terms and cash flows of the debt. The present value of the cash flows under the new May 2025 Convertible Note differed by more than 10% from the present value of the remaining cash flows under the original April 2025 Promissory Note, exceeding the 10 percent threshold prescribed by ASC 470-50. As a result, the modification was accounted for as an extinguishment of the original April 2025 Promissory Note.

In accordance with ASC 470-50, the original April 2025 Promissory Note was derecognized, and the new May 2025 Convertible Note was recognized at its fair value. Any gain or loss resulting from the extinguishment was recognized in earnings for the period.

The Company recognized the May 2025 Convertible Note at fair value at $342,996 and recognized a loss of $126,125 on derecognition of the original April 2025 Promissory Note.

For details refer the note on May 2025 Convertible Note below.

May 2025 Convertible Note

On May 30, 2025, the Company issued the May 2025 Convertible Note, which is one of a series of duly authorized and validly issued promissory notes of the Company, issued and sold by the Company pursuant to the September 2024 Securities Purchase Agreement, dated as of September 30, 2024. The principal amount of the May 2025 Convertible Note is $216,871. The May 2025 Convertible Note combines the outstanding amount due under the April 2025 Promissory Note, totaling $70,431, with an additional $146,440 of new funding to issue a single Convertible Promissory Note in the principal amount of $216,871. The note matures on November 1, 2025, and accrues interest at 5% per annum, payable monthly in cash. The note provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, and payable monthly and any remaining amount upon repayment. Upon an event of default, the interest rate increases to 24% per annum or the maximum rate permitted by law.

The May 2025 Convertible Note is convertible into shares of the Company’s common stock at any time while outstanding, at a conversion price equal to the lowest trading price of the Company’s common stock at any time after the original issue date.

The note is prepayable at any time (unless an event of default has occurred) with advance notice, and is mandatorily prepayable upon the occurrence of a subsequent offering, with the redemption amount paid from the financing proceeds. Before any prepayment can be made, the holder has the option to convert the Note into common stock at a conversion price equal to the lowest Trading Price of a share of the Company’s common stock at any time after the Original Issue Date, with respect to the prepayment amount. The note can be accelerated upon an event of default either automatically or at the option of the note holder, depending on the nature of the event. Upon an uncured event of default, the Holder may accelerate the note and require immediate payment of all outstanding principal and accrued interest.

If any payment due under the May 2025 Convertible Note is not paid when due, the Company shall pay a late fee equal to ten percent (10%) of such payment, due and payable immediately upon such failure.

The May 2025 Convertible Note states that the amount due and owing under the previously outstanding April 2025 Promissory Note is consolidated with the new May 2025 Convertible Note under the terms and conditions set forth therein; this consolidation led to a modification and extinguishment of the original April 2025 Promissory Note, as disclosed separately. Refer to the note above, related to the April 2025 Promissory Note for details.

The Company elected to account for the May 2025 Convertible Note at fair value under the allowable fair value option election. As such, the Company initially recognized the May 2025 Convertible Note at its fair value of $342,996 and will subsequently measure the note at fair value with changes in fair value recorded in current period earnings. The Company expensed off the related issuance costs as the note was fair valued.

As of June 30, 2025, the May 2025 Convertible Note’s fair value was $342,996.

Line of credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate (7.5% at June 30, 2025). On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal Prime Rate (7.5% at June 30, 2025) (See Note 10 - Commitments, Contingencies, and Concentration Risk).

On December 13, 2024, the Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025.

On August 27, 2025, the Company revised the forbearance agreement. The repayment in full is expected to be made by November 2025. As of June 30, 2025, and December 31, 2024, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liability - finance, and accrued interest is included in accounts payable and accrued liabilities.

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. As of June 30, 2025, and December 31, 2024, the Company had an outstanding balance of $456,097 on the line of credit. The Company recorded $14,291 and $27,049 in interest related to the line of credit for the three  and six months ended June 30, 2025. For three and six months ended June 30, 2024, no interest related to the line of credit had been recorded. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2025, and December 31, 2024, were $36,108 and $52,190.

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

Exchange Note

In connection with a securities purchase agreement by and among DHAC, VSee Lab, iDoc and an investor (the “Bridge Investor”) dated October 5, 2022 (the “Original Bridge SPA”), DHAC, VSee Lab, and iDoc each issued to the Bridge Investor a 10% original issue discount senior secured convertible notes (collectively the “Original Bridge Notes” and individually, the “DHAC Bridge Notes,” “VSee Bridge Notes” and “iDoc Bridge Notes” when referring to Original Bridge Notes issued to DHAC, VSee Lab, and iDoc, respectively) in an aggregate principal amount of approximately $2,222,222. On November 21, 2023, DHAC, VSee Lab, iDoc and the Bridge Investor entered into an Exchange Agreement. Pursuant to the Exchange Agreement, the Bridge Investor agreed to exchange all amounts currently due and owing under (i) the DHAC Bridge Note, (ii) the VSee Bridge Note other than the principal amount of $600,000 thereof, and (iii) the iDoc Bridge Note other than the principal amount of $600,000 thereof for a senior secured convertible promissory note with an aggregate principle value of $2,523,744 (the “Exchange Note”). As such, the Company issued and sold the Exchange Note to the Bridge Investor in connection with the closing of the Business Combination on June 24, 2024. The transactions contemplated by the Exchange Agreement and the Exchange Note is hereby referred as the “Exchange Financing.”

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

The monetary amount of the obligation is a fixed monetary amount known at inception as represented by the Amortization of Principal Schedule in the Exchange Note (each, an “Amortization Payment”). As a result, the Exchange Note represents a debt instrument that the Company must or may settle by issuing a variable number of its equity shares as each Amortization Payment shall, at the option of the Company, be made in whole or in part, in immediately available Dollars equal to the sum of the Amortization Payments provided for in the Exchange Note or, subject to the Company complying with the equity conditions provided for in the Exchange Note on the date of such Amortization Payment, in common stock issued at 95% of the lowest VWAP in the prior ten (10) trading days prior to such Amortization Payment (the “Amortization Conversion Price”) but in no event will common stock be used to make such Amortization Payment if the Amortization Conversion Price is less than $2.00.

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

As a result of the Business Combination, the fair value of the Exchange Note on June 24, 2024, was $6,155,925 in accordance with ASC 480.

On August 8, 2024, $566,740 outstanding principal on the Exchange Note was converted into 213,759 shares of Common Stock, at a conversion price based on a 5% discount to the prior trading day VWAP. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $98,050, reflecting the difference between the carrying value of the Exchange Note being converted (recorded at fair value) and the fair value of the shares of common stock issued upon conversion (which was $664,790).

On November 26, 2024, $500,000 of outstanding principal with accrued interest expense of $11,693 on the Exchange Note was converted into 255,847 shares of common stock. The portion of the Exchange Note converted on this date had a fair value of $512,693.

As of June 30, 2025, and December 31, 2024, the Exchange Note’s fair value was $2,485,636 and $1,499,000. The Company recognized an interest expense of $30,475 (of which $10,158 was paid during the three months ended June 30, 2025), and $60,950 (of which $30,475 was paid during the six months ended June 30, 2025), for the three and six months ended June 30, 2025, and a change in fair value of $2,422 and $956,161 for the three and six months ended June 30, 2025. No interest expense and change in fair value had been recognized for the three and six months ended June 30, 2024. (See Note 15 – Fair Value Measurements).

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

Extension Note

On May 5, 2023, DHAC entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an institutional investor (the “Holder”). Pursuant to the Extension Purchase Agreement, the Company issued the holder a 16.67% original issue discount promissory note, in favor of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and was due and payable on May 5, 2024. On April 17, 2024, the Company and the investor entered into a letter agreement (the “Extension Letter Agreement”), which amended the maturity date of the Extension Note to March 31, 2025, and clarified certain definitions and transaction terms in both the Extension Purchase Agreement and the Extension Note. The Extension Note is also guaranteed by each of VSee Lab and iDoc and was subordinated to the security interests granted to the Bridge Investor. In connection with the Extension Purchase Agreement, on May 5, 2023, DHAC also issued to the holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the common stock at an exercise price of $11.50 per share (the “Extension Warrants”), and (ii) 7,000 shares of DHAC common stock as commitment shares (the “Extension Shares”).

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed certain Extension Note due to the reverse merger with DHAC on June 24, 2024. The Extension Note was paid off in full by the Company in June 2024 and was no longer outstanding as of June 30, 2025.

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

On June 25, 2024, $2,700,000 net of originally issued discount of $210,000 and legal fees of $90,000 pursuant to the Quantum Convertible Note has been funded to the Company. The Quantum Convertible Note represents share-settled debt that requires or may require the Company to settle the debt instrument by delivering a variable number of shares with a then-current fair value equal to the principal amount of the note plus accrued and unpaid interest. As a result, the Quantum Convertible Note was accounted for as a liability under ASC 480 upon funding of the note. As required under ASC 480, the liability will be re-measured at fair value at each reporting period with the changes in the fair value of the liability recognized in earnings. The original issue discount of $210,000 and direct cost of $90,000 was recognized as interest expense.

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during the three and six months ended June 30, 2025.

As of June 30, 2025, and December 31, 2024, the Quantum Convertible Note’s fair value were $3,580,612 and $3,248,000 respectively. The Company recognized interest expense of $0 and $540,000 for the three and six months ended June 30, 2025, and a change in fair value of $111,194 and $207,388 for the three and six months ended June 30, 2025. No interest expense or fair value change were recognized for the three and six months ended June 30, 2024 (See Note 15 Fair Value Measurements).

ELOC / Equity Financing

On November 21, 2023, DHAC entered into the ELOC Agreement with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s common stock, from time to time over a 36 month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of common stock to be purchased under the ELOC Agreement with the SEC within 45 days following the Equity Purchase Effective Day and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, the Company may suspend the use of the resale registration statement to (i) delay the disclosure of material nonpublic information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The deferred charge will be allocated and amortized over the ELOC Agreement once it is drawn upon.

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the ELOC Agreement due to the reverse merger with DHAC and iDoc on June 24, 2024.

The Company has analyzed the ELOC Agreement and determined that the contract should be recorded as a liability under ASC 815 and measured at fair value. As a result of the ASC 815 liability classification, the Company is required to re-measure the liability at fair value at each reporting period until the liability is settled.

The Company has determined that the fair value of the ELOC Agreement is based upon management’s expected usage of the facility. The contract provides no scenario in which the Company may exercise the contract at above market rates (i.e., sell shares at a price above which the shares are currently trading in the active market except that when the Company’s per share stock price drops below $2, the Bridge Investor has the discretion to decide whether to purchase the Company’s common stock under the ELOC Agreement at a floor price of $2 per share). Furthermore, the choice to exercise the ELOC Agreement is solely at the discretion of the Company (i.e., does not obligate the Company in any manner). Additionally, the ELOC Agreement does not impose a fee or fine if the Company chooses not to exercise the contract.

As a result of the Business Combination, the fair value of the ELOC Agreement on June 24, 2024, was $694,512 in accordance with ASC 815.

During the year ended December 31, 2024, pursuant to the ELOC Agreement and the Company’s purchase notices thereof, the Bridge Investor purchased an aggregate of 380,000 shares of common stock for $760,000 in total proceeds. The Company did not issue any shares during the period ended June 30, 2025. The maximum remaining availability under the ELOC Agreement was $49,240,000 as of June 30, 2025, and December 31, 2024.

On March 20, 2025, the Company entered into Amendment No. 1 to the ELOC Agreement, originally dated November 21, 2023, which modifies the floor price to $1.25 and related terms of the ELOC Agreement. In accordance with ASC 815, the amendment requires remeasurement of the ELOC Agreement derivative liability at fair value as of the amendment date. Any resulting change in fair value is recognized in earnings for the period.

The ELOC Agreement continues to be treated as a liability measured at fair value, with ongoing remeasurement at each reporting date until settlement. The amendment does not introduce any new obligations or penalties for non-usage.

The fair value of the equity contract was $59,843 and $80,000 as of June 30, 2025, and December 31, 2024, resulting in a change in fair value of the ELOC of $14,890 and $20,157 during the three and six months ended June 30, 2025. There were no fair value change for the three and six months ended June 30, 2024. (See Note 15 Fair Value Measurements).

ELOC Commitment Fee Note

Pursuant to the ELOC Agreement, DHAC agreed to issue to the investor, as a commitment fee for this equity purchase transaction, a senior unsecured note in a principal amount of $500,000 that is payable only in shares of the Company’s common stock at an initial price of $10 per share (the “ELOC Commitment Fee Note”) after the closing of the Business Combination.

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

The Company elected to account for the ELOC Commitment Fee Note at fair value under the fair value option and estimated its fair value to be $595,000 at issuance. As the related ELOC Agreement is classified as a liability, the Company expensed the issuance cost based on its $595,000 fair value, which is included in loss on issuance of financial statements in the consolidated statement of operations for the year ended December 31, 2024.

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

September 2024 Security Purchase Agreement

On September 30, 2024, the Company entered into a securities purchase agreement (the “September 2024 SPA”) with an accredited and institutional investor, pursuant to which the Company issued and sold to the investor promissory notes for an aggregate principal amount of $2,222,222 (the “September 2024 Convertible Note”). The Company received $2,000,000 in initial proceeds from the September 2024 Convertible Note, reflecting a 10% original issue discount. The September 2024 Convertible Note will mature on March 30, 2026, and provides for a minimum interest amount at 15% of the initial principal amount of the note through maturity, or $333,333. Interest in excess of the minimum interest amount (if applicable) will accrue at a rate of 10% per annum. The interest rate on the September 2024 Convertible Note will increase to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 18 equal installments of $18,519 per month beginning on November 1, 2024. Repayments of principal will be paid in 12 equal installments of $185,185 per month beginning on May 1, 2025. Any repayments of principal that are not funded through draws on the ELOC Agreement are subject to a 5% cash payment fee.

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

In connection with the September 2024 SPA and Convertible Note, the Company also issued a warrant to the investor to purchase up to 740,741 shares of the Company’s common stock. The warrant exercise price is $2.25 per share (exercisable on a cash or cashless basis) and will expire on September 30, 2029. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ equity (deficit) upon its issuance. In addition, upon execution of September 2024 SPA, the Company issued 100,000 shares of common stock to the investor as additional consideration for entering into the September 2024 SPA and related agreements, which were also classified in stockholders’ equity (deficit) upon issuance.

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

As of June 30, 2025, and December 31, 2024, the September Note’s fair value was $2,918,875 and $2,094,000 respectively. The Company recognized interest expense of $58,333 (of which $19,444 was paid during the three months ended June 30, 2025), and $116,667 (of which $58,333 was paid during the six months ended June 30, 2025), and recognized a total change in fair value of $307,252 and $766,541 for the three and six months ended June 30, 2025. No interest expense or fair value change were recognized for the three and six months ended June 30, 2024. (See Note 15 Fair Value Measurements).

Encompass Purchase Liability

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the principal balance on an acquisition purchase. On January 1, 2022, iDoc acquired 100% of Encompass Healthcare Billing, LLC. (“Encompass”) with a stock purchase agreement to acquire the equity interests of Encompass, according to the acquisition agreement (“Encompass Acquisition Agreement”). Per the Encompass Acquisition Agreement, iDoc acquired all the outstanding shares of Encompass for a cash payment of $300,000, due upon the closing of the Business Combination. On January 9, 2023, iDoc agreed to an additional obligation of $45,000, which was accounted for as interest expense and reflected in the accrued liabilities as of December 31, 2024. As of June 30, 2025, and December 31, 2024, the value of purchase liability related to the Encompass Acquisition Agreement was $263,874.

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

(1)	During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as share were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related party as of June 30, 2025, and December 31, 2024, was $0 and $51,900, respectively.

(2)	During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of June 30, 2025 and December 31, 2024, the related party promissory note net of unamortized debt discount was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $7,843 and $15,601 in interest expense for the three months ended and six months ended June 30, 2025. The Company (as the successor of VSee Lab for accounting purposes) had $64,991, and $49,390 in accrued interest as of June 30, 2025 and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(3)	On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of June 30, 2025, and December 31, 2024, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $8,556 and $17,019 in interest expense for the three months ended and six months ended June 30, 2025. The Company (as the successor of VSee Lab for accounting purposes) had $72,459, and $55,440 in accrued interest as of June 30, 2025 and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(4)	On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of June 30, 2025 and December 31, 2024, the related party promissory note was $70,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $4,991 and $9,928 in interest expense for the three months ended and six months ended June 30, 2025. The Company (as the successor of VSee Lab for accounting purposes) had $27,253, and $17,325 in accrued interest as of June 30, 2025 and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024 (See Note 4 – Business Combination).

(1)	A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on June 30, 2025 and December 31, 2024 were $241,122 and $531,656 respectively.. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.

(2)	A note receivable that was issued and sold on September 1, 2022, from iDoc to the then CEO of iDoc, Imoigele Aisiku, with a principal balance of $336,000. During the year ended December 31, 2024, the related party note receivable was written off by the Company and no further balance remaining outstanding. The Company recognized a $245,500 loss upon the write-off of the related party note receivable balance, which was included in the provision for credit losses for the year ended December 31, 2024.

(3)	iDoc issued a promissory note on May 15, 2023, with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of June 30, 2025, and December 31, 2024, the related party promissory note was $141,651, including a fair value adjustment of $58,349. The loan is included in the Related Party Loan Payable disclosure on the condensed consolidated balance sheets. No interest is recognized for the six months ending June 30, 2025.

(4)	On March 28, 2024, iDoc issued and sold a secured convertible promissory note in the principal amount of $224,000 (the “Note”) to Mr. David L. Wickersham who became a member of the Company’s board of directors on July 17, 2024. Interest is accrued at $2,000 per month. The Note was fully satisfied and paid off by the issuance of 114,000 shares of the Company common stock to Mr. Wickersham on the maturity date of June 30, 2025.

Related Party Transactions by DHAC

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (See Note 12 – Equity).

(1)	On October 24, 2022, DHAC issued and sold an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor, LLC, the sponsor of DHAC (“Sponsor”) On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 would be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 350 shares of Series A Preferred Stocks to the Sponsor at the Closing.

(2)	On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued another $200,000 loan to DHAC for operating expenses. The related note bears interest of 10% and would mature on May 5, 2024. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 765 shares of Series A Preferred Stocks to SCS Capital Partners LLC at the Closing.

(3)	SCS, LLC, as the administrator of DHAC, incurred monthly office management and other operating expenses since the inception of DHAC. As of November 21, 2023, a total of $153,000 office expense was incurred. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the outstanding office expenses in aggregate amount of $153,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this outstanding office expense by issuing 153 shares of Series A Preferred Stocks to SCS, LLC at the Closing.

(4)	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024 and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of June 30, 2025, and December 31, 2024, the full principal amount of the Quantum Convertible Note plus interest accrued thereof remains due and payable.

(5)	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, Florida. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the year ended December 31, 2024, the Company made cash payments totaling $90,000 to SCS, representing consulting service provided to the Company. In addition, the Company issued 2,500 shares of common stock to SCS with a fair value of $25,000 and recognized total consulting expense of $62,500 related to the stock-based compensation for the year ended December 31, 2024. The Company has accrued the remaining $37,500 payable to SCS related to the future common stock issuances.

(6)	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. On November 8, 2024, the Sponsor affiliate, SCS and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS in the aggregate amount of $405,000 as of December 31, 2024 were converted into 202,500 shares of Common Stock. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company, the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of common stock issued in the settlement. As of June 30, 2025, and December 31, 2024, $51,900 of advances due to the Sponsor and certain Sponsor affiliates remain due and payable. The Sponsor has no further obligation to fund working capital needs.

(7)	On December 13, 2024, the Company issued 50,000 shares to Dominion Capital to settle the ELOC Commitment Fee Note upon conversion. After the transfer of the shares, Dominion Capital owned a total of 600,000 shares of the Company as of December 31, 2024.

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

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following commitments by iDoc due to the reverse merger with DHAC and iDoc on June 24, 2024 (See Note 4 – Business Combination).

(1)	iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of June 30, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the condensed consolidated financial statements as it is due and payable upon invoicing from the vendor for delivery and servicing installation of the Telepresence Robots and software applications.

(2)	iDoc has a promissory note with a principal balance of $200,000 with a related party (See - Note 8 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th , that iDoc deployed. iDoc is required to make payments to the holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.

(3)	On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots are deployed. After the number reduces below eleven deployed robots, the amount will pro rate down but will remain in the same ratio as 80% of the monthly revenue generated.

(4)	On November 1, 2023, the iDoc entered a forbearance agreement related to the promissory note and line of credit issued by a bank on November 29, 2021, and its finance leases. (See Note 8 – Line of Credit and Notes Payable). Pursuant to the forbearance agreement, effective November 1, 2023, the interest rate on the promissory note and the line of credit is payable monthly at 3% above the Wall Street Journal prime rate (7.5% at June 30, 2025). In consideration of the bank forbearing on its right to collect the amount due and owing until January 10, 2024, iDoc agreed to make respective payments of $20,000 on November 13, 2023, and $80,000 on November 30, 2023. iDoc defaulted on the forbearance at the end of December 2023. Upon default of the forbearance agreement, the lender has the right to take appropriate action to collect the amounts owed. The bank’s forbearance obligation shall terminate immediately, irrevocably, and without notice in the event of the borrower’s default under any provision of this agreement. This litigation was resolved by Agreed Judgment signed by the Court on June 24, 2024, under the judgment iDoc was ordered to pay a total principal amount of $1,499,409 prejudgment interest of $72,049 through May 13, 2024, and a daily interest rate of $416 thereafter. On August 27, 2025, the Company revised the forbearance agreement. The repayment in full is expected to be made by November 2025. As of June 30, 2025, the Company has accrued the obligation in Line of credit and note payable, net of discount, Right - of - use liability - financing, and accrued interest is included in accounts payable and accrued liabilities.

(5)	VSee Lab has a reseller agreement with a vendor to generate revenue opportunities in the international market. As of June 30, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) has an unpaid commitment of $413,731 and $82,677, respectively, on this reseller agreement. The commitment is not reflected in the condensed consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

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

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of June 30, 2025, and December 31, 2024, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

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

Major Customer Concentration

The Company has two customers whose accounts receivable represented 35% of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 8% of the Company’s total revenue as of June 30, 2025. The Company has five customers whose accounts receivable represented 79% of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 10% of the Company’s total revenue as of June 30, 2024.

The Company has one customer whose revenue accounted for approximately 29% of the Company’s total revenue for the three months ended June 30, 2025.  The Company has one customer whose revenue accounted for approximately 28% of the Company’s total revenue for the six months ended June 30, 2025.  The Company has one customer whose revenue accounted for approximately 12% of the Company’s total revenue for the three months ended June 30, 2024. The Company has one customer whose revenue accounted for approximately 12% of the Company’s total revenue for the six months ended June 30, 2024.

Major Vendor Concentration

The Company had one vendor whose accounts payable and accrued liabilities represented 20% of the Company’s total accounts payable and accrued liabilities as of June 30, 2025. The Company had one vendor whose accounts payable and accrued liabilities represented 27% of the Company’s total accounts payable and accrued liabilities as of June 30, 2024.

Other Matters

The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1,157,346 and $999,548 as of June 30, 2025, and December 31, 2024, respectively, within accounts payable and accrued liabilities on the consolidated balance sheets. The Company recorded a sales tax expense of $89,885 and $157,798 during the three and six months ended June 30, 2025, respectively. No sales tax expense was recorded during the three and six months ended June 30, 2024.

Note 11 Income Taxes

The components of our loss before income taxes were as follows:

	For the six months ended
	June 30, 2025	June 30, 2024
United States	$(6,544,734)	$(2,249,740)
Total	$(6,544,734)	$(2,249,740)

	For the three months ended
	June 30, 2025	June 30, 2024
United States	$(2,608,799)	$(2,344,490)
Total	$(2,608,799)	$(2,344,490)

For the six months ended June 30, 2025, and June 30, 2024, the Company recorded income tax expense of $17,989 and $1,678,388, respectively, for continuing operations. The effective tax rate of (0.27%) and 74.6% applied to income for six months ended June 30, 2025, and June 30, 2024, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

For the three months ended June 30, 2025, and June 30, 2024, the Company recorded income tax expense of $4,484 and $1,678,388, respectively, for continuing operations. The effective tax rate of (0.17%) and 71.59% applied to income for three months ended June 30, 2025, and June 30, 2024, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

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

The Company does not have any uncertain income tax positions as at June 30, 2025, and December 31, 2024.

Note 12 Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has designated 6,500 of such shares as Series A Preferred Stock and 6,158 shares for Series A Preferred Stock were issued and outstanding as of June 30, 2025, and December 31, 2024.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2025, and December 31, 2024, there were 16,422,690 and 16,297,190 shares of common stock outstanding. The Company issued 500 and 125,000 shares of common stock during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, and December 31, 2024, there were 16,422,690 and 16,297,190 shares of Common Stock outstanding.

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

As of June 30, 2025, there was no unrecognized compensation cost. The value of the fully vested options which were included as part of the recapitalization were valued at $5,728,784 on June 24, 2024, grant date and closing of the business combination. Stock-based compensation expense of $373,977 was recognized for the three months ended June 30, 2025, within compensation and related benefits on the consolidated statements of operations, and no stock-based compensation expense was recognized during the three months ended June 30, 2024.

Common Stock Issuance Obligation

In connection with the Business Combination on June 24, 2024, the Company agreed to assume an obligation by iDoc to issue 51,192 shares of common stock (contingent on the Business Combination) to certain employees. In accordance with ASC 718, the Company determined that it was not obligated to replace the awards, and as such, recognized the fair value of the award at the Business Combination date as additional stock-based compensation (included in cost of revenues). The grant date fair value was estimated to be $619,935 (see Note 15 Fair Value Measurements). The Company also determined that it should classify this award as a liability under ASC 718 and remeasure the award at its then current fair value each reporting date. As of June 30, 2025, and December 31, 2024, the common stock issuance obligation was adjusted to $59,383 and $69,621, respectively. The net stock-based compensation expense reversed was $10,238 and $172,005 for the six months ended June 30, 2025, and June 30, 2024, respectively. The net stock-based compensation expense reversed was $2,047 and $172,005 for the three months ended June 30, 2025, and June 30, 2024, respectively.

As of June 30, 2025, and December 31, 2024, no shares of common stock have been issued under the common stock issuance obligation arrangements.

NOTE 13 Warrants

DHAC Assumed Warrants

The Company has analyzed the public warrants, private warrants, Bridge Warrants (as defined below), September 2024 Warrants and the Extension Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity. Below is a summary of the warrants issued and outstanding:

	Public	Private	Bridge	Extension	September 2024 Warrants	Total
Outstanding, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding, June 30, 2025	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Exercisable, June 30, 2025	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Weighted Average Exercise Price	$11.5	$11.5	$11.5	$11.5	$2.25	$9.65
Weighted Average Remaining Life in Years	3.98	3.98	2.26	2.85	4.25	3.46

Public and Private Warrants

The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The private warrants are identical to the warrants underlying the units in the Initial Public Offering. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant,

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

September 2024 Warrants

On September 30, 2024, the Company issued 740,741 warrants to an institutional investor under a securities purchase agreement (the “September 2024 Warrants”). Each September 2024 Warrant is exercisable for one share of common stock at $2.25 per share for five years, subject to standard and down-round antidilution adjustments. The September 2024 Warrants were classified in stockholders’ equity under ASC 480 and ASC 815-40. The Company will reserve sufficient shares for potential exercises and adjust terms for corporate actions or dilutive issuances. Holders do not have shareholder rights until exercise.

NOTE 14 Reportable segments

Subsequent to the Business Combination in June 2024 (see Note 4 - Business Combination), the Company has two reportable segments: Technology and Telehealth. These two reportable segments align with the two legacy operating entities (VSee Lab and iDoc) which merged together upon the closing of the Business Combination. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of June 30, 2025, the Company’s CODM role was shared between the two Co-CEOs.

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

Summary information regarding the Company’s operating segments along with the reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes is as follows for the six months ended June 30, 2025, and June 30, 2024:

For the six months ended June 30, 2025	Technology	Telehealth	Total
Revenues:
Subscription fees	1,707,672	-	1,707,672
Professional services and other fees	1,921,157	-	1,921,157
Technical engineering fees	829,970	-	829,970
Patient fees	-	1,187,036	1,187,036
Telehealth fees	-	1,063,269	1,063,269
Institutional fees	-	2,500	2,500
Total revenues	$4,458,800	$2,252,805	$6,711,604

Cost of revenues	2,435,618	827,523	3,263,141
Segment gross margin	$2,023,181	$1,425,282	$3,448,463

Less (1):
Compensation and related benefits	1,614,141	776,425	2,390,566
General and administrative expenses	493,009	1,948,858	2,441,867

Segment operating income (loss)	$(83,969)	$(1,300,001)	$(1,383,970)

Reconciliation to income (loss) before income taxes:
Unallocated corporate overhead expenses			(2,702,088)
Interest expense			(971,244)
Other income, net			183,009
Change in fair value of financial instruments			(1,416,296)
Loss on extinguishment of loan			(126,125)
Loss on issuance of financial instrument			(138,020)
Loss before (provision for) benefit from income taxes			$(6,554,734)

For the six months ended June 30, 2024	Technology	Telehealth	Total
Revenues:
Subscription fees	2,042,628	-	2,042,628
Professional services and other fees	749,475	-	749,475
Technical engineering fees	477,889	-	477,889
Patient fees	-	31,520	31,520
Telehealth fees	-	30,569	30,569
Institutional fees	-	480	480
Total revenues	$3,269,992	$62,569	$3,332,561
Cost of revenues	847,562	473,261	1,320,823
Segment gross margin	$2,422,430	$(410,692)	$2,011,738
Less (1):
Compensation and related benefits	1,778,946	27,375	1,806,320
General and administrative expenses	899,644	27,765	927,409
Segment operating income (loss)	(256,159)	(456,832)	(721,991)
Reconciliation to income (loss) before income taxes:
Unallocated corporate overhead expenses			(106,472)
Interest expense			(351,145)
Other income			2
Change in fair value of financial instruments			548,100
Initial in fair value on financial instruments			(1,618,234)
Loss from operations before income taxes			$(2,249,740)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The summary information regarding the reportable segment total assets at June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Total assets
Technology	1,016,971	1,503,995
Telehealth	17,138,696	18,271,724
Non-operating corporate	54,374	216,769
Total	$18,210,041	$19,992,488

	June 30, 2025	December 31, 2024
Total Goodwill
Technology	—	—
Telehealth	4,916,694	4,916,694
Non-operating corporate	—	—
Total	$4,916,694	$4,916,694

Some additional summary information regarding the reportable segment depreciation and amortization, capital expenditures and interest expense at June 30, 2025, and 2024 are as follows:

	June 30, 2025	June 30, 2024
Depreciation and Amortization
Technology	4,888	1,716
Telehealth	1,289,749	375
Total	$1,294,636	$2,091

	June 30, 2025	June 30, 2024
Capital Expenditures
Technology	15,466	10,363
Telehealth	-	35,150
Total	$15,466	$45,513

	June 30, 2025	June 30, 2024
Interest Expense
Technology	21,155	47,205
Telehealth	112,170	3,941
Non-Operating corporate	837,919	299,999
Total	$971,244	$351,145

NOTE 15 Fair Value Measurements

The following tables present fair value information as of June 30, 2025, and December 31, 2024, the date of the Business Combination. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

June 30, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$2,485,636	$—	$—	$2,485,636
Equity line of credit	$59,843	$—	$—	$59,843
Quantum Convertible Note, related party	$3,580,612	$—	$—	$3,580,612
September 2024 Convertible Note	$2,918,875	$—	$—	$2,918,875
Common stock issuance obligation	$59,383	$59,383	$—	$-
March 2025 Convertible Note	$194,791	$—	$—	$194,791
May 2025 Convertible Note	$342,996	$—	$—	$342,996

December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$1,499,000	$—	$—	$1,499,000
Equity line of credit	$80,000	$—	$—	$80,000
Quantum Convertible Note, related party	$3,248,000	$—	$—	$3,248,000
September 2024 Convertible Note	$2,094,000	$—	$—	$2,094,000
Common stock issuance obligation	$69,621	$69,621	$—	$-

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of June 30, 2025 and December 31, 2024, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between December 31, 2024, and June 30, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at June 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at June 30, 2025, and at December 31, 2024:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.88%	4.20%
Expected term (years)	1.00	1.50
Volatility	111.33%	138.00%
Stock price	$1.16	$1.36
Debt discount rate	13.65%	9.30%

Exchange Note

The Company established the initial fair value for the Exchange Note as of June 24, 2024, the date the Business combination closed. As of June 30, 2025 and December 31, 2024, the fair value was remeasured. The Company uses the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods up to December 31, 2024. For June 30, 2025, the Company has determined the fair value under a default scenario, wherein the expected payout is primarily based on the assumption that settlement will occur on the contractual maturity date. The change in fair value between December 31, 2024, and June 30, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The Exchange Note was classified within Level 3 of the fair value hierarchy at June 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation models for the Exchange Note were as follows at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.21%	4.08%
Expected term (years)	0.48	0.98
Volatility*	-%	156.00%
Stock price*	$-	$1.36
Debt discount rate*	-%	42.50%

*	These assumptions are not used for valuation of Exchange Note as of June 30, 2025.

ELOC/Purchase Agreement

The Company established the initial fair value for the ELOC Agreement as of June 24, 2024, the date the Business combination closed. As of June 30, 2025 and December 31, 2024, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC Agreement for the initial periods and subsequent measurement periods. The change in fair value between December 31, 2024, and June 30, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The ELOC Agreement was classified within Level 3 of the fair value hierarchy at June 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC Agreement were as follows at June 30, 2025, and at December 31, 2024:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.65%	4.26%
Expected term (years)	2.01	2.51
Volatility	111.87%	124.00%
Stock price	$1.16	$1.36

September 2024 Convertible Note

The Company established the initial fair value for the September 2024 Convertible Note as of September 30, 2024, which was the date the note was funded. As of June 30, 2025, and December 31, 2024, the fair value was remeasured. For December 31, 2024, the Company used a probability-weighted scenario model that accounts for three scenarios, (a) repayment in accordance with terms of the note through maturity, (b) the occurrence of a change in control, and (c) the occurrence of event of default. Under the repayment at maturity scenario, the Company considers the potential settlement value of the September 2024 Convertible Note based on the defined repayment schedule. On each repayment date, the analysis considers whether the holder would exercise its conversion option in relation to the principal to be repaid, in the event that the value obtained upon conversion would exceed the value of the cash payable per the repayment schedule. Under a default scenario, the Company estimates that the lender would recover approximately 44% of the principal outstanding. Due to the arm’s-length nature of the transaction, the note is calibrated at issuance using a discount percentage, such that the value of the note is equal to the proceeds received from the investor, and the additional instruments issued (warrants and shares of common stock) were considered equity sweeteners). For June 30, 2025, the Company has determined the fair value under a default scenario, wherein the expected payout is primarily based on the assumption that settlement will occur on the contractual maturity date.

The change in fair value between December 31, 2024, and June 30, 2025, was recognized in the condensed consolidated statements of operations under change in fair value of financial instruments.

The September 2024 Convertible Note was classified within Level 3 of the fair value hierarchy at June 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation models for the September 2024 Convertible Note were as follows at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.13%	4.27%
Expected term (years)	0.75	4.75
Volatility	104.29%	113.00%
Stock price*	$-	$1.36
Market discount rate*	-%	8.22%

*	These assumptions are not used for valuation of Exchange Note as of June 30, 2025.

Common Stock Issuance Obligation

The Company established the initial fair value for the common stock issuance obligation to certain employees of the historical iDoc entity as of June 24, 2024, the date the Business Combination closed (See discussion in Note 2, Restatement of Previously Issued Financial Statements). As of June 30, 2025, and December 31, 2024, the fair value was remeasured. As the obligation is to issue shares of the Company’s common stock, the Company estimated the fair value of the obligation based on the shares of common stock expected to be issued and the closing price of the Company’s common stock on the date of the fair value measurement. As the key inputs into this fair value estimate are observable, the Company classified the common stock issuance obligation within Level 1 of the fair value hierarchy as of June 30, 2025, and December 31, 2024. The change in fair value between December 31, 2024, and June 30, 2025, was recognized as compensation expense within cost of revenues in the condensed consolidated statement of operations.

March 2025 Convertible Note

The Company established the initial fair value for the March 2025 Convertible Note as of March 20, 2025, which was the date the March 2025 Convertible was funded. As of June 30, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the March 2025 Convertible Note for the initial periods and subsequent measurement periods. The change in fair value between March 20, 2025, and June 30, 2025, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The March 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of March 20, 2025, and June 30, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at June 30, 2025, and at March 20, 2025:

	June 30, 2025	March 20, 2025
Risk-free interest rate	4.21%	4.06%
Expected term (years)	0.47	0.72
Volatility	105.21%	115.61%
Stock price	$1.16	$1.20

May 2025 Convertible Note

The Company established the initial fair value for the May 2025 Convertible Note as of May 30, 2025, which was the date the May 2025 Convertible was funded. As of June 30, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the May 2025 Convertible Note for the initial periods and subsequent measurement periods.

The May 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of May 30, 2025, and June 30, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at June 30, 2025, and at May 30, 2025:

	June 30, 2025	May 30, 2025
Risk-free interest rate	4.27%	4.27%
Expected term (years)	0.34	0.34
Volatility	102.79%	102.79%
Stock price	$1.24	$1.24

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2024, through June 30, 2025, is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the period from December 31, 2024, through June 30, 2025:

	Quantum			September	Common Stock	March 2025	May 2025
	Convertible Note	Exchange Note	ELOC	Convertible Note	Issuance Obligation	Convertible Note	Convertible Note	Total
Fair value as of December 31, 2024	3,248,000	1,499,000	80,000	2,094,000	69,621	—	—	6,990,621
Initial fair value at issuance	—	—	—	—	—	238,020	342,996	581,016
(Gain) Loss on change in fair value	332,612	986,636	(20,157)	824,875	(10,238)	(43,229)	—	2,070,499
Fair value as of June 30, 2025	3,580,612	2,485,636	59,843	2,918,875	59,383	194,791	342,996	9,642,136

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the six months ended June 31, 2025, and December 31,2024.

Note 16 Subsequent Events

The Company evaluated subsequent events from the date of the condensed consolidated balance sheets as of June 30, 2025 through the date of the release of the condensed consolidated financial statements.

On July 2, 2025, the Company issued the ELOC Commitment Fee Note in a principal amount of $500,000 that is payable only in shares of the Company’s common stock at an initial price of $10 per share.

On July 3, 2025, the Company and the Quantum Investor entered into an amendment to the Quantum Note (“Amended Quantum Note”) to change the maturity date from June 25, 2025, to June 30, 2026, and to provide that eighteen months of interest will be guaranteed regardless of early pay or redemption.

On August 2, 2025, the Bridge Investor converted (1) $4,630 principal amount under the $55,556 Additional Bridge Note issued and sold to the Bridge Investor on January 25, 2024, and (2) $27,778 principal amount under the $111,111 Additional Bridge Note issued and sold to the Bridge Investor on November 21, 2023, for an aggregate of 14,199 shares of the Company common stock.

On August 5, 2025, the board approved stock grants totalling 227,500 shares of common stock to vendors as consideration for services rendered and payable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the three months ended June 30, 2025 and 2024, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” in the Annual Report for the year ended December 31, 2024 and the section herein entitled “Cautionary Note Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been impacted by the restatement described in the Explanatory Note to this Annual Report and in Note 2 to our consolidated financial statements entitled “Restatement of Previously Issued Financial Statements. “Certain of the financial and other information provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to such restatement adjustments.”

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

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Unaudited Condensed Consolidated Financial Statements for the three-month and six-month period ended June 30, 2025 included elsewhere in this report. Our critical accounting policies are described below.

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the three and six months ended June 30, 2025, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

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

Financial Statement Components

Three Months Ended June 30, 2025 and 2024 Results of Operations

The following table presents VSee Health’s results of operations for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	Change	%
Revenue	$3,390,119	$1,711,566	$1,678,553	98%
Cost of revenues	1,801,627	934,570	867,057	93%
Gross margin	1,588,492	776,996	811,496	104%
Operating expenses	3,843,232	1,709,519	2,133,713	125%
Other income (expense)	354,059	1,411,967	1,057,908	75%
Net loss before taxes	(2,608,799)	(2,344,790)	264,309	11%
Income tax benefit	(4,484)	1,678,388	1,682,872	100%
Net loss	$(2,613,283)	$(666,102)	$1,947,181	292%

Six Months Ended June 30, 2025 and 2024 Results of Operations

The following table presents VSee Health’s results of operations for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	Change	%
Revenue	$6,711,604	$3,332,561	$3,379,043	101%
Cost of revenues	3,263,141	1,320,823	1,942,318	147%
Gross margin	3,448,463	2,011,738	1,436,725	71%
Operating expenses	7,534,521	2,840,201	4,694,320	165%
Other income (expense)	(2,468,676)	(1,421,277)	(1,047,399)	74%
Net loss before taxes	(6,554,734)	(2,249,740)	4,304,994	191%
Income tax benefit	(17,989)	1,678,388	(1,696,377)	101%
Net loss	$(6,572,723)	$(571,352)	$(6,001,371)	1050%

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

Revenue was $3,390,119 for the three months ended June 30, 2025, compared to $1,711,566 for the three months ended June 30, 2024, an increase of $1,678,553 or 98%. The increase was driven by higher iDoc revenue of $992,622, or 1,586% from the acquisition of iDoc during the 2nd quarter of 2024, primarily from higher telehealth and patient fees of $548,850 and $444,252, respectively. The increase was also driven by $602,845, or 143% higher, in professional services and other fees, primarily from higher medical device sales and professional service fees associated with servicing the new (“HHS”) contract. The increase was also driven by $240,185, or 126%, from technical engineering fees, primarily related to servicing the HHS contract. These increases were slightly offset by $157,099 or 15% of lower subscription revenue from a decline in recurring enterprise-level subscriptions.

Revenue was $6,711,604 for the six months ended June 30, 2025, compared to $3,332,561 for the six months ended June 30, 2024, an increase of $3,379,043 or 101%. The increase was driven by higher iDoc revenue of $2,190,236, representing a 3,501% increase from the acquisition of iDoc during the 2nd quarter of 2024, primarily due to higher patient and telehealth fees of $1,155,515 and $ 1,032,700, respectively. The increase was also driven by $1,171,682 or 156% higher, in professional services and other fees, primarily from higher medical device sales and professional service fees associated with servicing the new (“HHS”) contract. The increase was also driven by $352,081 or 74%, from technical engineering fees, primarily related to servicing the HHS contract. These increases were slightly offset by $334,956 or 18% of lower subscription revenue from a decline in recurring enterprise-level subscriptions.

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

The cost of goods sold for the three months ended June 30, 2025, increased by $867,057, or 93%, compared to June 30, 2024. The increase was also primarily driven by $504,704 or 79%, higher compensation expenses mainly resulting from additional headcount allocations to support the HHS contract. Higher procurement of medical devices for the HHS project also increased the cost of goods sold by $281,130 or 391%. There was an increase in software and hosting expenses of $64,015, or 29%, primarily driven by the deployment of MFA and FedRAMP-compliant cloud infrastructure, the deployment of the GovCloud Production environment, and the expansion of the Dev environment to support the HHS contract. The increase was also driven by $9,208 of other costs.

The cost of goods sold for the six months ended June 30, 2025, increased by $1,942,318, or 147%, compared to the same period in 2024. The increase was also primarily driven by $1,148,434, or 146%, higher compensation expenses, mainly resulting from additional headcount allocations to support the HHS contract, which drove $800,271 of higher expenses and $348,163 in higher costs from the iDoc acquisition in June of last year. Higher procurement of medical devices for the HHS project also drove the increase by $655,588 or 623%. There was an increase in software and hosting expenses of $127,391, or 30%, primarily driven by the deployment of MFA and FedRAMP-compliant cloud infrastructure, the deployment of the GovCloud Production environment, and the expansion of the Dev environment to support the HHS contract. The increase was also driven by $10,905 of other costs.

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

Operating expenses for the three months ending June 30, 2025, increased by $2,133,713 or 125% compared to the same period last year. The growth was driven by higher general and administrative expenses of $1,604,303, an increase of 282%, mainly due to higher expenses of $934,901 or 100% from the acquisition of iDoc, primarily related to amortization and depreciation expenses of $644,848, bad debt expenses of $125,964, and insurance-related expenses of $84,987. Additionally, expenses increased by $765,797 or 100% from the recapitalization with DHAC, mainly for professional and advisory service fees, slightly offset by a decrease of $96,394 in expenses from the VSee Lab business. The rise in operating expenses was also driven by $757,717 or 83% higher compensation-related expenses, mainly from the acquisition of iDoc and the recapitalization with DHAC, and an increase of $373,977 from higher stock-based compensation in the VSee Lab business. These increases were partly offset by the absence of transaction expenses incurred during the current quarter, resulting in a reduction of $228,307, or 100%, compared to the same period in the previous year.

Operating expenses for the six months ending June 30, 2025, increased by $4,694,320 or 165% compared to the same period last year. The growth was driven by higher general and administrative expenses of $3,425,827, an increase of 440%, mainly due to higher expenses of $1,884,327 or 100% from the acquisition of iDoc, primarily related to amortization and depreciation expenses of $1,289,724, bad debt expenses of $246,883, and insurance-related expenses of $169,359. Additionally, expenses increased by $1,647,071, or 100%, from the recapitalization with DHAC, primarily due to professional and advisory service fees, which were slightly offset by a decrease of $105,577 in expenses from the VSee Lab business. The rise in operating expenses was also driven by $1,523,138 or 84% higher compensation-related expenses, $913,669 from the acquisition of iDoc and recapitalization with DHAC, and $609,470 of compensation in the VSee Lab business, mainly from stock based compensation. These increases were partly offset by the absence of transaction expenses incurred during the current quarter, resulting in a reduction of $254,645 or 100%, compared to the same period last year.

Other Income (Expense)

Other expense during the three months ended June 30, 2025, decreased $1,057,908 or 75%. The decrease was primarily driven by the $1,618,234 initial fair value loss on the Quantum Note in the prior period, compared to none during the current period. The decrease was driven by $101,256, representing a 30% reduction in interest expenses. The decline was also driven by $167,468 in other income, primarily resulting from the United States Employee Retention Credit (ERC) received by the iDoc business. These decreases were offset by the loss on change in fair value of the debt and derivative financial instruments of $702,925, and loss on the extinguishment of the loan of $126,125 during the current period, compared to none during the prior period last year.

Other expense during the six months ended June 30, 2025, increased $1,047,399 or 74%. The increase was primarily driven by the loss on change in fair value of the debt and derivative financial instruments of $1,964,396, an increase in the interest expense of $620,099, primarily due to the conversion of the total interest due on the Quantum note, and new loan agreements entered into in 2025, and loss on the extinguishment of the loan of $126,125 during the current period, compared to none during the prior period last year. These increases in other expenses were reduced by the $1,618,234 initial fair value loss on the Quantum Note for the previous period, compared to none during the current period, and $183,007 of other income, primarily driven by the United States Employee Retention Credit (ERC) received by the iDoc business.

Net Loss

Net loss for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, increased by $1,947,181 or 292%. The increase in the Company’s net loss was driven by higher operating and corporate expenses resulting from the recapitalization with DHAC and the acquisition of iDoc in 2024, resulting, and was offset by the $915,309 net impact from the changes in fair value of the debt and derivative financial instruments and the year over year favorable changes in issuance of financial instruments.

Net loss for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, increased by $6,001,371, or 1050%. The increase in the Company’s net loss was driven by higher operating expenses resulting from the recapitalization with DHAC and the acquisition of iDoc in 2024, and by $1,047,399, or 74% increase in other expenses, from higher interest expenses, and the unfavourable net impact from the changes in fair value of the debt and derivative financial instruments and the year over year changes in issuance of financial instruments.

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Net cash used in operating activities	$(765,094)	$(2,594,214)
Net cash used in from investing activities	$(15,466)	$(16,390)
Net cash provided by financing activities	$746,040	$3,597,841
Change in cash	$(34,520)	$987,237

VSee Health’s principal sources of liquidity are cash and cash equivalents, totalling $291,595 and $1,105,971 as of June 30, 2025 and 2024, respectively.

VSee Health’s future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $765,094 for the six months ended June 30, 2025. Cash used in operating activities consists of a net loss of $6,572,723, adjusted for non-cash items of $4,027,812 and $1,779,817 increase in net changes in operating assets and liabilities. The increases in accounts payable and deferred revenue primarily drove the increase in operating assets and liabilities.

Cash used in operating activities was $2,594,214 for the six months ended June 30, 2024. The change in operating activities presents changes for VSee Lab for the six months ending June 30, 2024, and changes for iDoc and DHAC from the Business Combination date of June 24, 2024, to the end of the quarter, June 30, 2024. Cash used in operating activities consists of a net loss of $571,352, adjusted for non-cash items of $203,972, driven primarily by fair value changes, and a $2,226,834 decrease in net changes in operating assets and liabilities. The decrease in net changes in operating assets was primarily driven by the decreases in accounts payable and accrued liabilities and due to related party, and slightly offset by the reduction in accounts receivable and the increase in deferred revenue.

Cash Used in Investing Activities

Cash used for investing activities for the six months ended June 30, 2025, was $15,466, and was driven by the purchase of fixed assets.

Cash used for investing activities for the six months ended June 30, 2024, was $16,390, driven primarily by $45,513 for the purchase fixed assets and was slightly offset by $29,123 of cash acquired from the acquisition of iDoc.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025, was $746,040, primarily consisting of $816,871 proceeds from the M2B, Ascent and FWE Capital notes and offset by $10,000, $35,787, $44 and $25,000 of payments to shareholder, for factoring payables, due on acquisition purchase and finance lease liability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in  “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, or future operating results and cash flows. We do not believe that there have been any material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For this fiscal quarter ended June 30, 2025, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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