Form 10-Q
period 2025-09-30
VSEE HEALTH, INC.
filed 2025-11-14
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, there were 31,348,398 of the registrant’s common stock outstanding.

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

ii

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	472,759	326,115
Accounts receivable, net of allowance for credit losses of $2,834,974 and $2,393,033 as of September 30, 2025, and December 31, 2024, respectively	2,578,490	1,716,370
Due from related party	284,614	531,656
Prepaids and other current assets	382,522	446,826
Total current assets	$3,718,385	$3,020,967

Right-of-use assets, net	315,679	379,585
Intangible assets, net	9,337,504	10,995,000
Goodwill	4,916,694	4,916,694
Fixed assets, net	418,860	680,242
Total assets	$18,707,122	$19,992,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	11,716,584	9,343,659
Deferred revenue	1,150,093	417,815
Due to related parties	51,900	51,900
Operating lease liabilities	85,575	72,836
Finance lease liabilities	184,106	328,833
Factoring payable	122,220	179,007
Encompass Purchase Liability	265,578	263,918
Equity Line of Credit	42,394	80,000
Quantum convertible note, related party at fair value	3,828,125	3,248,000
September 2024 Convertible Note, at fair value	2,043,760	2,094,000
Loan payable, related party	471,651	471,651
Line of credit	456,097	456,097
Notes payable, net of discount	1,944,710	433,983
Exchange Note, at fair value	1,028,158	1,499,000
Common stock issuance obligation	31,227	69,621
Total current liabilities	$23,422,178	$19,010,320

Notes payable, less current portion, net of discount	589,374	593,941
Operating lease liabilities, less current portion	203,689	269,338
Deferred revenue, net of current portion	-	69,999
Deferred tax liabilities, net	67,379	67,378
Total liabilities	$24,282,620	$20,010,976

Commitments, Contingencies, and Concentration Risk (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,158 and 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	1	1
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,022,690 and 16,297,190 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	1,703	1,630
Additional paid-in capital	68,989,139	67,683,754
Accumulated deficit	(74,566,341)	(67,703,873)
Total stockholders’ deficit	(5,575,498)	(18,488)
Total liabilities and stockholders’ deficit	$18,707,122	$19,992,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Revenues
Subscription fees	$894,514	$1,037,457	$2,602,186	$3,080,085
Professional services and other fees	603,696	396,455	2,524,853	1,145,930
Technical engineering fees	163,523	806,456	993,493	1,284,345
Patient fees	882,529	623,198	2,069,565	654,718
Telehealth fees	1,436,393	485,971	2,499,662	516,540
Institutional fees	—	4,900	2,500	5,380
Total revenues	3,980,655	3,354,437	10,692,259	6,686,998
Cost of revenues	1,907,359	569,734	5,170,500	1,890,557
Gross margin	2,073,296	2,784,703	5,521,759	4,796,441

Operating expenses

Compensation and related benefits	1,213,678	1,730,369	4,543,136	3,536,689
Goodwill impairment charges	—	56,675,210	—	56,675,210
General and administrative	2,917,139	2,218,289	7,122,202	2,997,525
Transaction expenses	—	455,834	—	710,479
Total operating expenses	4,130,817	61,079,702	11,665,338	63,919,903

Net operating loss	(2,057,521)	(58,294,999)	(6,143,579)	(59,123,462)

Other income (expense)
Interest expense	(755,866)	(115,385)	(1,727,110)	(466,530)
Other (expense) income, net	(5)	(2)	183,004	—
Change in fair value of financial instruments	2,828,647	5,737,606	1,412,351	6,285,706
Loss on extinguishment of loan	—	(645,979)	(126,125)	(645,979)
Loss on issuance of financial instruments	(305,000)	(595,000)	(443,020)	(2,213,234)
Total other income (expense), net	1,767,776	4,381,240	(700,900)	2,959,963

Loss before (provision for) benefit from income taxes	(289,745)	(53,913,759)	(6,844,479)	(56,163,499)

(Provision for) benefit from income taxes	—	(8,802)	(17,989)	1,669,586

Net loss	(289,745)	(53,922,561)	(6,862,468)	(54,493,913)

Basic and diluted loss per common share	$(0.02)	$(3.58)	$(0.42)	$(6.53)
Weighted average number of common shares outstanding, basic and diluted	16,549,357	15,077,548	16,429,551	8,351,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT ) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Series A Preferred Stock		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Equity
Balance - December 31, 2024	6,158	$1	16,297,190	$1,630	$67,683,754	$(67,703,873)	$-	$(18,488)
Net loss for the three months ended March 31, 2025	-	-	-	-	-	(3,959,440)	-	(3,959,440)
Payment to shareholder	-	-	-	-	(10,000)	-	-	(10,000)
Issuance during the period	-	-	125,000	13	90,621	-	-	90,634
Share based compensation		-	-	-	400,297	-	-	400,297
Balance - March 31, 2025	6,158	$1	16,422,190	$1,643	$68,164,672	$(71,663,313)	$-	$(3,496,997)

Net loss for the three months ended June 30, 2025	-	-	-	-	-	(2,613,283)	-	(2,613,283)
Share based compensation	-	-	-	-	373,977	-	-	373,977
Balance - June 30, 2025	6,158	$1	16,422,190	$1,643	$68,538,649	$(74,276,596)	$-	$(5,736,303)
Net loss for the three months ended September 30, 2025	-	-	-	-	-	(289,745)	-	(289,745)
Issuance during the period	-	-	600,500	60	450,490	-	-	450,550
Balance - September 30, 2025	6,158	$1	17,022,690	$1,703	$68,989,139	$(74,566,341)	$-	$(5,575,498)

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT ) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2023 (Restated)	—	$—	4,639,643	$464	$6,027,153	$(10,001,858)	$(325,279)	$(4,299,520)
Net income	—	—	—	—	—	62,770	31,980	94,750
Balance, March 31, 2024 (Restated)	—	$—	4,639,643	$464	$6,027,153	$(9,939,088)	$(293,299)	$(4,204,770)

Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	—	—	354,441	36	(325,315)	—	325,279	—
Escrow shares released from stock payable	—	—	239,424	24	127,686	—	—	127,710
Shares issued as conversion of debt of VSee debt holders	—	—	12,846	1	155,564	—	—	155,565
Reverse recapitalization	—	—	3,603,966	360	(17,957,293)	—	—	(17,956,933)
Shares issued as consideration to iDoc shareholders	—	—	4,950,000	495	67,450,680	—	—	67,451,175
Shares issued as conversion of iDoc debt as part of the consideration in the acquisition	—	—	592,500	59	1,184,941	—	—	1,185,000
Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	300	—	—	—	300,000	—	—	300,000
Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	—	—	300,000	30	599,970	—	—	600,000
Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	220	—	—	—	220,000	—	—	220,000
Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	1,268	—	—	—	1,268,000	—	—	1,268,000
Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	4,370	1	—	—	4,369,999	—	—	4,370,000
Shares issued to settled iDoc debt holders	—	—	114,000	12	227,988	—	—	228,000
Stock based compensation	—	—	—	—	26,321	—	—	26,321
Net loss	—	—	—	—	—	(634,122)	(31,980)	(666,102)
Balance, June 30, 2024 (Restated)	6,158	$1	14,806,820	$1,481	$63,675,694	$(10,573,210)	$—	$53,103,966
Shares issued upon conversion of portion of Additional Bridge Notes	—	—	14,199	1	60,345	—	—	60,346
Shares issued as part of stock grants to vendors	—	—	227,500	23	625,750	—	—	625,773
Shares issued upon conversion of portion of Exchange Note	—	—	213,759	21	562,149	—	—	562,170
Warrants and commitment shares issued in connection with the September 2024 Note	—	—	100,000	10	(10)	—	—	—
Stock-based compensation	—	—	—	—	503,434	—	—	503,434
Net loss	—	—	—	—	—	(53,922,561)	—	(53,922,561)
Balance, September 30, 2024 (Restated)	6,158	$1	15,362,278	$1,536	$65,427,362	$(64,495,771)	$—	$933,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months Ended September 30, 2025

	For the Nine Months Ended
	September 30,
	2025	2024
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,862,468)	$(54,493,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	—	56,675,210
Shares issued as part of stock grants to vendors	—	98,000
Loss on issuance of financial instruments	443,020	2,213,234
Original issue discount and interest accrued on Quantum Convertible Note	—	395,671
Change in fair value of financial instruments	(1,412,351)	(6,285,706)
Loss on extinguishment of loan	126,125	645,979
Deferred income tax assets and liabilities	—	(1,679,404)
Amortization of discount on note payable	—	7,000
Allowance for expected credit losses	521,098	342,634
Depreciation and amortization	1,941,654	651,761
Stock-based compensation	764,036	503,434
Amortization of right-of-use assets	63,906	17,209
Changes in operating assets and liabilities:
Accounts receivable	(1,383,218)	(228,904)
Due from related party	247,042	225,654
Prepaids and other current assets	64,304	(222,156)
Accounts payable and accrued liabilities	3,357,851	(1,183,737)
Deferred revenue	662,279	(219,413)
Due to related parties	—	(210,797)
Operating lease liabilities	(52,910)	(76,823)
Income tax payable	—	9,819
Net cash used in operating activities	$(1,519,632)	$(2,815,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Business Combination- iDoc	—	29,123
Purchases of fixed assets	(22,776)	(50,507)
Net cash used in investing activities	$(22,776)	$(21,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Quantum Convertible Note	—	2,700,000
Proceeds from September 2024 Convertible Note	—	2,000,000
Proceeds from reverse recapitalization with DHAC	—	1,323,362
Repayment on advances of related party	—	(47,800)
Repayment on Extension Note	—	(365,750)
Repayment on Additional Bridge Financing	—	(13,889)
Repayment on Encompass Purchase liability	—	(3,090)
Repayment on note payable	(668,092)	(33,000)
Payment to shareholder	(10,000)	—
Proceeds from issuance of common stock	541,184	—
Proceeds from notes issued during the period	1,907,791	—
Payments on factoring payable	(56,787)	(150,616)
Payments due on acquisition purchase	(44)	—
Payments on financing lease liability	(25,000)	(363,982)
Net cash provided by financing activities	$1,689,052	$5,045,235

NET CHANGE IN CASH	146,644	2,208,603
Cash, Beginning of the period	326,115	118,734
CASH, END OF THE PERIOD	$472,759	$2,327,337

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$282,281	$6,738
Cash paid for taxes	$—	$3,092
Non-cash investing and financing activities:
Net liabilities acquired in reverse merger	$—	$(18,704,806)
Shares issued to DHAC Sponsor group for debt conversion	$—	$1,268,000
Shares issued to A.G.P. Underwriter for debt conversion	$—	$4,370,000
Shares issued to VSee debt holders for debt conversion	$—	$1,310,710
Fair value of shares issued in iDoc acquisition	$—	$68,907,052
Shares issued as principal payment of Additional Bridge Notes	$—	$60,346
Shares issued as principal payment of Exchange Note	$—	$664,790
Shares issued to acquire non-controlling interest in TAD	$—	$325,279

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

Consolidated Balance Sheet as of September 30, 2024	As Reported	Adjustment	As Restated
Accounts receivable	$2,613,327	$(1,590,596)	$1,022,731
Prepaids and other current assets	1,606,469	(1,139,732)	466,737
Total current assets	7,107,513	(2,730,328)	4,377,185
Total assets	25,029,730	(2,730,328)	22,299,402
Accounts payable and accrued liabilities	8,270,393	1,005,938	9,276,331
Common stock issuance obligation	-	76,276	76,276
Income taxes payable	63,855	(54,036)	9,819
Total current liabilities	19,206,202	1,028,178	20,234,380
Deferred tax liability	-	67,378	67,378
Total liabilities	20,270,718	1,095,556	21,366,274
Additional paid-in capital	66,282,056	(854,694)	65,427,362
Accumulated deficit	(61,524,581)	(2,971,190)	(64,495,771)
Total stockholders’ equity (deficit)	4,759,012	(3,825,884)	933,128
Total liabilities and stockholders’ equity (deficit)	$25,029,730	$(2,730,328)	$22,299,402

Consolidated Statement of Operations for the three months ended September 30, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$806,456	$-	$806,456
Total Revenue	3,354,437	-	3,354,437
Cost of revenues	941,388	(371,654)	569,734
Gross margin	2,413,049	371,654	2,784,703
Compensation and related benefits	1,678,627	51,742	1,730,369
General and administrative expenses	2,170,217	48,072	2,218,289
Goodwill impairment charges	54,984,000	1,691,210	56,675,210
Transaction expenses	646,303	(190,469)	455,834
Total operating expenses	59,479,147	1,600,555	61,079,702
Net operating loss	(57,066,098)	(1,228,901)	(58,294,999)
Interest expense	(232,082)	116,697	(115,385)
Loss on extinguishment	(740,979)	95,000	(645,979)
Loss on issuance of financial instruments	-	(595,000)	(595,000)
Total other income (expense)	4,764,543	(383,303)	4,381,240
Loss before income taxes	(52,301,555)	(1,612,204)	(53,913,759)
Benefit (provision) from income tax	550,030	(558,832)	(8,802)
Net loss	(51,751,525)	(2,171,036)	(53,922,561)
Net loss attributable to stockholders	(51,751,525)	(2,171,036)	(53,922,561)
Basic and diluted net loss per share	$(3.43)	$(0.15)	$(3.58)

Consolidated Statement of Operations for the nine months ended September 30, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$1,159,345	$125,000	$1,284,345
Total Revenue	6,561,998	125,000	6,686,998
Cost of revenues	1,814,281	76,276	1,890,557
Gross margin	4,747,717	48,724	4,796,441
Compensation and related benefits	3,490,615	46,074	3,536,689
General and administrative expenses	2,830,615	166,910	2,997,525
Goodwill impairment charges	54,984,000	1,691,210	56,675,210
Transaction expenses	1,653,448	(942,969)	710,479
Total operating expenses	62,958,678	961,225	63,919,903
Net operating loss	(58,210,961)	(912,501)	(59,123,462)
Interest expense	(591,087)	124,557	(466,530)
Loss on extinguishment	(740,979)	95,000	(645,979)
Loss on issuance of financial instruments	(1,618,234)	(595,000)	(2,213,234)
Total other income (expense)	3,335,406	(375,443)	2,959,963
Loss before income taxes	(54,875,555)	(1,287,944)	(56,163,499)
Benefit from income tax	2,791,238	(1,121,652)	1,669,586
Net loss	(52,084,317)	(2,409,596)	(54,493,913)
Net loss attributable to stockholders	(52,084,317)	(2,409,596)	(54,493,913)
Basic and diluted net loss per share	$(6.24)	$(0.29)	$(6.53)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2024	As Reported	Adjustment	As Restated
Net loss	$(52,084,317)	$(2,409,596)	$(54,493,913)
Goodwill impairment charges	54,984,000	1,691,210	56,675,210
Loss on extinguishment	740,979	(95,000)	645,979
Loss on issuance of financial instruments	1,618,234	595,000	2,213,234
Stock-based compensation	381,084	122,350	503,434
Deferred tax asset and liabilities	(2,336,506)	657,102	(1,679,404)
Accounts receivable	(203,904)	(25,000)	(228,904)
Prepaids and other current assets	(861,888)	639,732	(222,156)
Accounts payable and accrued expenses	(161,975)	(1,021,762)	(1,183,737)
Deferred revenue	(119,413)	(100,000)	(219,413)
Income tax payable	$63,855	$(54,036)	$9,819

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio. See Note 12 - Equity for additional information.

The unaudited condensed consolidated financial statements include the accounts of VSee Health, Inc. and its subsidiaries, VSee Lab and iDoc, which are both 100% wholly-owned subsidiaries of the Company. In addition, the consolidation includes Encompass Healthcare Billing, LLC, a 100% wholly-owned subsidiary of iDoc and This American Doc, Inc. (“TAD”) now a wholly-owned subsidiary of VSee Lab. All intercompany amounts are eliminated upon consolidation. Prior to June 24, 2024, the condensed consolidated financial statements included the accounts of VSee Lab, Inc. and its 53.8% partially owned subsidiary, TAD.

The accompanying unaudited condensed consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2025, and December 31, 2024, its results of operations, changes in stockholders’ (deficit) equity,  and statements of cash flows for the three and nine months ended September 30, 2025, and 2024, in conformity with U.S. GAAP. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “December 31, 2024  Condensed Consolidated Financial Statements”), as filed with the SEC. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on a basis consistent with those reflected in December 31, 2024  Condensed Consolidated Financial Statements. Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation primarily consisting of the breakout of revenue by category and the retroactive application of the recapitalization.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, revenue, cost of revenues, goodwill and intangible asset impairment analysis, allowance for credit losses, the fair value of the ELOC Agreement, the Exchange Note, the Additional Bridge Note, the Quantum Convertible Note, and the September 2024 Convertible Note (each of these notes as defined in Note 8 Line of Credit and Notes Payable, Net of Discount), stock-based compensation, incremental borrowing rate determination, useful life of intangibles, reserve for income tax uncertainties and other contingencies, and valuation of deferred tax asset.

The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and best estimates and judgments routinely require adjustment. Actual results could differ from those estimates.

Income Taxes

The Company applies ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and operating loss, capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Contractual terms for subscription services are typically 12 months. Contracts are cancellable with a 30-day notice period and customers are billed in annual, quarterly, or monthly instalments in advance of the service period of the subscription. The Company is not required to refund any prorated prepayment fees invoiced to cover services that were provided.

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

The Company earns revenue primarily from reimbursement from the following third-party payors:

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

	Three months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
		(Restated)		(Restated)

Net loss	$(289,745)	(53,922,561)	$(6,862,468)	(54,493,913)
Weighted average shares outstanding – basic and diluted	16,549,357	15,077,548	16,429,551	8,351,249
Net loss per share – basic and diluted	$(0.02)	(3.58)	$(0.42)	(6.53)
Excluded securities:(1)
Public Warrants	11,500,000	11,500,000	11,500,000	11,500,000
Private Warrants	557,000	557,000	557,000	557,000
Bridge Warrants	173,913	173,913	173,913	173,913
Extension Warrants	26,086	26,086	26,086	26,086
September 2024 Warrants	740,741	-	740,741	-
Quantum Convertible Note, related party (2)	1,862,466	1,502,466	1,862,466	1,502,466
Additional Bridge Notes (2)	-	86,692	-	86,692
Exchange Note (2)	827,330	1,324,125	827,330	1,324,125
September 2024 Convertible Note (3)	1,258,733	-	1,258,733	-
Series A Preferred stock common stock equivalents (4)	3,079,000	3,079,000	3,079,000	3,079,000
Stock options granted	803,646	803,646	803,646	803,646
Common stock issuance obligation	51,192	51,192	51,192	51,192
March 2025 Convertible Note (5)	61,718	-	34,974	-
May 2025 Convertible Note (6)	67,617	-	33,808	-

(1)	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2025, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(3)	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.

(4)	Assumes the maximum conversion thereon at the floor conversion price of $2.00.

(5)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(6)	Includes the interest amount thereon and assumes the closing price as of the reporting date.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of September 30, 2025, and December 31, 2024, respectively.

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

As of September 30, 2025, and December 31, 2024, respectively, the allowance for credit losses was $2, 834,974 and $2,393,033, respectively. For the three months ended September 30, 2025, and 2024, the Company recognized $274,214  and $321,206  of credit loss expense within general and administrative expense on the condensed consolidated statements of operations. For the nine months ended September 30, 2025, and 2024, the Company recognized $521,098  and $342,634  of credit loss expense within general and administrative expense on the condensed consolidated statements of operations.

The following table presents the Company’s allowance for credit losses at September 30, 2025, and December 31, 2024:

	For the period ended
	September 30,	December 31,
	2025	2024
Beginning allowance for credit losses	$2,393,033	$32,457
Allowance for credit losses, due to acquisition	—	1,696,553
Provision for credit losses	521,098	514,282
Less: Accounts receivable write-off included in allowance for credit losses above	(79,157)	149,741
Ending allowance for credit losses	$2,834,974	$2,393,033

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

As of September 30, 2025 and December 31, 2024, the Company had $1,150,093  and $417,815 respectively, of contract liabilities (current portion) associated with customer deposits for subscription, professional, and technical engineering services, which were reported in deferred revenue on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the non-current portion of deferred revenue was $0 and $69,999, respectively.

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the three and nine months ended September 30, 2025, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

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

	Estimated	September 30,	December 31,
	Useful Life	2025	2024
Customer relationships	10 years	2,115,000	2,100,000
Developed technology	5 years	10,000,000	10,000,000
Accumulated amortization		(2,777,496)	(1,105,000)
Intangible assets, net		$9,337,504	$10,995,000

Expected amortization expense is as follows:

Year ending December 31, 2025 (Remaining three months)	$552,504
Year ending December 31, 2026	2,210,000
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029, and thereafter	2,155,000
Total	$9,337,504

For the three months ended September 30, 2025 and September 30, 2024, the Company recorded amortization expense of $552,498 and $552,500, respectively, within general and administrative expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and September 30, 2024, the Company recorded amortization expense of $1,657,496 and $552,500, respectively, within general and administrative expenses in the condensed consolidated statements of operations.

Original Issue Discount on Debt

When the Company issues notes payable with a face value higher than the proceeds it receives, it records the difference as a debt discount and amortizes the discount as interest expense over the life of the underlying note payable.

Loss Contingencies and Litigation

The Company records reserve for loss contingencies if (a) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the condensed consolidated financial statements and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a material loss will occur, the Company does not record and reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

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

Note 5 Leases

Operating Leases

Operating lease right-of-use assets are summarized below.

	September 30, 2025	December 31, 2024
Office lease	$433,173	$433,173
Less: Accumulated amortization	(117,494)	(53,588)
Right-of-use assets, net	$315,679	$379,585

Operating lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Office lease	$289,264	$342,174
Less: current portion	(85,575)	(72,836)
Long term portion	$203, 689	$269,338

As of September 30, 2025 and December 31, 2024, $132,360 and $96,589, respectively, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2025 (Remaining three months)	$32,610
Year ending December 31, 2026	131,440
Year ending December 31, 2027	125,400
Year ending December 31, 2028	82,880
Total future minimum lease payments	372,330
Less: Imputed interest	(83, 066)
Present value of payments	$289,264

Expenses incurred with respect to the Company’s operating leases during the three and nine months ended September 30, 2025, which are included in general and administrative expenses on the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Operating lease expense:
Operating lease expense	$35,635	$13,476
Total operating lease expense	$35,635	$13,476

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Operating lease expense:
Operating lease expense	$112,116	$17,209
Total operating lease expense	$112,116	$17,209

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	2.8	3.6
Weighted average discount rate	17.9%	17.9%

Finance Leases

On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024. On December 13, 2024, the Company revised the forbearance agreement with a maturity date of June 2025. Subsequently, on August 27, 2025, the Company revised the forbearance agreement and agreed to a payment on September 5, 2025 and a further payment on November 30, 2025. The remaining balance on the forbearance agreement is due December 10, 2025. Accordingly, the entirety of the finance lease has been reclassified to finance lease liabilities within current liabilities on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Equipment lease	$1,145,248	$736,624
Less: Accumulated amortization	(867,214)	(200,633)
Leased equipment, net	$278,034	$535,991

Finance lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Equipment lease	$184,106	$328,833
Less: current portion	(184,106)	(328,833)
Long term portion	$—	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2025 (Remaining three months)	$197,424
Total future minimum lease payments	197,424
Less imputed interest	(13,318)
Present value of payments	$184,106

Total finance lease cash payments made during the three and nine months ended September 30, 2025, were $0 and $25,000 respectively. As such, as of September 30, 2025, and December 31, 2024, $543,770 and $446,890, respectively, of the Company’s financing lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases during the three and nine months ended September 30, 2025, which are included in the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Finance lease amortization	$85,986	$85,986
Finance lease interest	10,373	19,175
Total finance lease expense	$96,359	$105,161

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Finance lease amortization	$257,957	$89,526
Finance lease interest	38,091	19,734
Total finance lease expense	$296,048	$109,260

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)*	0.8	1.6
Weighted average discount rate	19.3%	19.3%

*	The finance leases of the Company mature on June 30, 2026. However, as of September 30, 2025, and December 31, 2024, entire finance lease liability has been classified as current on the condensed consolidated balance sheet pursuant to the forbearance agreement entered into by the Company with the bank.

Note 6 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	September 30, 2025	December 31, 2024
Accounts payable	$5,789,574	$4,283,397
Accrued compensation and benefits	2,313, 363	2,176,070
Accrued interest	882,925	558,358
Accrued sales and use tax	1,210,044	999,547
Accrued financing lease	543,770	446,890
Other accrued liabilities	976,908	879,397
	$11,716,584	$9,343,659

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

1.	A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. The factoring payable under the June 21, 2023, Future Receipt Sale Agreement was $41,726 and $59,527 on September 30, 2025 and December 31, 2024, respectively.

2.	A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023, Future Receipt Sale Agreement was $8,370 and $34,315 on September 30, 2025 and December 31, 2024, respectively.

3.	A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. The factoring payable under the October 13, 2023, Future Receipt Sale Agreement was $74,600 and $85,166 on September 30, 2025 and December 31, 2024, respectively.

Note 8 Line of Credit and Notes Payable, net of discount

The following is a summary of the notes payable as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Notes Payable	2025	2024

Note payable issued November 29, 2021	$336,983	$336,983
Note payable issued December 1, 2021	1,500,600	1,500,600
Note payable issued August 18, 2023	64,000	64,000
Note payable issued November 29, 2023	33,000	33,000
May 2025 convertible note	325,887	-
March 2025 promissory note	590,507	-
March 2025 convertible note	81,747	-
September 2025 promissory note	508,019	-
Total notes payable and line of credit	3,440,743	1,934,583
Less: Current portion	(1,944,710)	(433,983)
Less: Fair value adjustment for debt	(906,659)	(906,659)
Total notes payable, net of current portion	$589,374	$593,941

Required principal payments under the Company’s notes payable are as follows:

Year Ending December 31, 2025 (Remaining three months)	$1,944,710
Year Ending December 31, 2026	26,534
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Year ending December 31, 2029	40,646
Thereafter	1,352,125
Total	$3,440,743

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc (See Note 4 – Business Combination).

(1)	On November 29, 2021, the iDoc issued a $654,044 promissory note to a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (7.25% at September 30, 2025) (See Note 10 - Commitments, Contingencies, and Concentration Risk). iDoc is required to pay the loan in 36 payments of $19,409. As of each of September 30, 2025, and December 31, 2025, the outstanding balance on the promissory note was $336,983. For the three and nine months ended September 30, 2025, the Company recorded $11,737 and $31,722 in interest related to the promissory note. For three and nine months ended September 30, 2024, $7,997 and $27,585 were recorded in interest related to the promissory note. The accrued interest balance, which was included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2025 and December 31, 2024, was $18,815 and $43,961. The note is currently in default.

(2)	On December 1, 2021, iDoc issued a promissory note to a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of each of September 30, 2025, and December 31, 2024, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly instalment payments, including principal and interest, of $7,682. The Company recorded $14,184 and $42,088 in interest related to the promissory note for the three and nine months ended September 30, 2025. For three and nine months ended September 30, 2024, $13,875 and $41,934 were recorded in interest related to the promissory note. The accrued interest balance, which were included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2025, and December 31, 2024, were $186,209 and $144,121. The note is currently in default.

(3)	On August 3, 2023, iDoc issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized total interest expense of $2,145 and $6,435 for the three and nine months ended September 30, 2025. For three and nine months ended September 30, 2024, $4,540 was recorded in interest related to the promissory note. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2025, and December 31, 2024, were $17,225 and $8,775. As of each of September 30, 2025, and December 31, 2024, the outstanding balance of the promissory note was $33,000. The note is currently in default, and as such, the company has classified the note in full in current liabilities.

(4)	On August 18, 2023, iDoc issued a 8.5% original issue discount promissory note to an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of each of September 30, 2025, and December 31, 2024, the promissory note net of unamortized debt discount was $64,000. The Company recognized $4,160 and $12,480 interest at default interest for the three and nine months ended September 30, 2025. For three and nine months ended September 30, 2024, $4,160 and $12,480 was recorded in interest related to the promissory note. The Company had $26,240 and $17,920 in accrued interest which is included within accounts payable and accrued liabilities in the condensed consolidated balance sheets, as of September 30, 2025 and December 31, 2024 which is included within accounts payable and accrued liabilities in the condensed consolidated balance sheets.The note is currently in default, and as such, the company has classified the note in full in current liabilities.

Furthermore, on January 12, 2023, VSee Lab issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $220,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on July 15, 2023. Interest accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. On November 21, 2023, VSee Lab, DHAC and the investor entered into a Loan Conversion A securities purchase agreement pursuant to which $220,000 of the promissory note principal balance was converted into Series A Preferred Stock of the Company at the closing of the Business Combination. The Company paid off the promissory note by issuing 220 shares of Series A Preferred Stocks to the investor at the closing of the Business Combination. As of each of September 30, 2025, and December 31, 2024, there is no balance outstanding for the promissory note.

March 2025 Convertible Note

On March 20, 2025, the Company entered into a Convertible Note Purchase Agreement (the “March 2025 SPA”) with an accredited institutional investor, pursuant to which the Company issued and sold a senior secured convertible promissory note in the principal amount of $108,696 (the “March 2025 Convertible Note”). The Company received $100,000 in initial proceeds, reflecting an 8% original issue discount. The March 2025 Convertible Note matures on December 20, 2025, and provides for a minimum interest amount guaranteed for the first nine months, with interest accruing at 18% per annum and payable monthly in cash or common stock at the holder’s discretion. Interest in excess of the minimum amount (if applicable) will accrue at a rate of 18% per annum, increasing to 28% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 9 equal instalments of $1,630 per month beginning on April 20, 2025.

The March 2025 Convertible Note is convertible into shares of the Company’s common stock at any time after three months from issuance (or earlier upon prepayment) by the holder, at a conversion price equal to the greater of (i) $2.00 per share or (ii) the lower of (a) the lowest average historical Nasdaq Official Closing Price (NOCP) for the five trading days immediately preceding the closing, or (b) the NOCP on the day prior to closing, subject to reverse stock split adjustment and most-favoured nation protections. In addition, prior to a Qualified Financing, (as defined in the March 2025 Convertible Note), the holder may elect to convert at a price equal to the lower of the then-current conversion price or 75% of the effective price per share at which the Company issues common stock, options, or convertible securities to new investors in the Qualified Financing. The conversion price is subject to standard antidilution adjustments, including adjustments for stock splits, dividends, mergers, asset sales, volume resets, defaults, and down-round events. Conversion is subject to beneficial ownership and exchange cap limitations.

The March 2025 Convertible Note is prepayable at any time (unless an event of default has occurred) at 110% of the outstanding balance and is mandatorily prepayable upon the occurrence of a Qualified Financing (gross proceeds ≥ $2,000,000), with the redemption amount paid from the financing proceeds. The note is also mandatorily prepayable upon a change of control at 120% of the outstanding balance. The note can be accelerated upon an event of default either automatically or at the option of the note holder, depending on the nature of the event. Upon an uncured event of default, the holder may accelerate the note and require payment of 115% of the outstanding principal and accrued interest (Mandatory Default Amount), plus $5,000 in liquidated damages, and may convert the Mandatory Default Amount at a more favourable “Alternative Conversion Price,” defined as the lower of the conversion price then in effect or the lowest VWAP during the ten trading days prior to the default.

The March 2025 Convertible Note is secured by substantially all of the Company’s assets, and includes certain covenants which restrict the Company’s ability to incur additional indebtedness, grant liens, pay dividends, or dispose of assets without the lender’s consent.

In connection with the March 2025 SPA and March 2025 Convertible Note, the Company also issued 25,000 shares of common stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ (deficit ) equity upon issuance.

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

As of September 30, 2025, and December 31, 2024, the March 2025 Convertible Note’s fair value was $81,747 and $0 (see Note 15 Fair Value Measurements), respectively.

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

The March 2025 Promissory Note matures on November 1, 2025, and provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, with interest accruing at 5% per annum and payable monthly in cash. Interest in excess of the minimum amount will accrue at a rate of 5% per annum, increasing to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 8 equal instalments of $2,315 per month beginning on April 20, 2025.

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

In connection with the second closing under the Purchase Agreement and the March 2025 Convertible Note, the Company also issued 100,000 shares of Common Stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ (deficit)  equity upon issuance.

The Company identified certain embedded features within the March 2025 Promissory Note that would require bifurcation. However, the value of such embedded derivatives was de minimis and, accordingly, the March 2025 Promissory Note is accounted for at amortized cost using the effective interest method. The proceeds from the issuance of the March 2025 Promissory Note were allocated between the March 2025 Promissory Note and the common shares on a relative fair value basis. The amount allocated to the March 2025 Promissory Note was $409,366 and to the common shares was $90,634. As of September 30, 2025, and December 31, 2024, the outstanding balance on the March 2025 Promissory Note is $590,507 and $0, respectively. The interest expense recognized for the nine months ended September 30, 2025, and September 30, 2024, is $181,141 and $0, respectively. The interest expense recognized for the three months ended September 30, 2025, and September 30, 2024, is $94,096 and $0, respectively.

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

Refer to the note on May 2025 Convertible Note below.

May 2025 Convertible Note

On May 30, 2025, the Company issued the May 2025 Convertible Note, which is one of a series of duly authorized and validly issued promissory notes of the Company, issued and sold by the Company pursuant to the September 2024 Securities Purchase Agreement, dated as of September 30, 2024. The principal amount of the May 2025 Convertible Note is $216,871. The May 2025 Convertible Note combines the outstanding amount due under the April 2025 Promissory Note, totalling $70,431, with an additional $146,440 of new funding to issue a single Convertible Promissory Note in the principal amount of $216,871. The note matures on November 1, 2025,   and accrues interest at 5% per annum, payable monthly in cash. The note provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, and payable monthly and any remaining amount upon repayment. Upon an event of default, the interest rate increases to 24% per annum or the maximum rate permitted by law.

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

As on September 3, 2025 the May 2025 Convertible Note was amended and the principal amount was increased by $62,500 which is payable on November 1, 2025. As of the date of the condensed consolidated financial statements, the note is unpaid and is currently in default.

As of September 30, 2025, the May 2025 Convertible Note’s fair value was $325,887.

September 2025 promissory note

On September 5, 2025, the Company entered into a Master Business Loan Agreement (the “MBLA”) with Change Capital Holdings I, LLC (“Change Capital”), whereby Change Capital agreed to, for a period of up to three years, make advances to the Company (each, an “Advance”) in the aggregate amount of $2,500,001, upon the Company’s request and satisfaction of certain conditions.

On September 5, 2025, Change Capital made an initial Advance of $525,000 (the “Initial Advance” or “September 2025 promissory note” ). Each additional Advance may not individually exceed $250,000 and may only be made at most every 90 days. The MBLA contains customary representations, warranties, and covenants for a transaction of this nature. During the term of the MBLA, the Company is prohibited from: (i) incurring any indebtedness (other than ordinary course trade debt), and (ii) paying any dividends or making distributions on the Company’s equity interests. The MBLA provides for certain events of default that are typical for a transaction of this type, including, among other things, failure to make payment, default with respect to any other indebtedness of the Company, and any change in ownership of 50% or more of the equity interests of the Company. In connection with the Initial Advance, the Company issued a commercial promissory note to Change Capital (the “Initial MBLA Note”), which the Company is required to repay in 12 weekly payments of $7,500 each followed by 40 weekly payments of $15,862.50 each (for an aggregate total of $724,500).

The MBLA Note may be prepaid at any time by payment of an amount equal to the Initial Advance plus 3.167% of the Initial Advance for each month from the date of the advance to the date of payment (subject to a minimum of 20%). Upon an event of default under the MBLA, payment under the Initial MBLA Note may be accelerated and a default fee equal to 10% of the outstanding balance will become due. The Initial MBLA Note, and any future notes issued pursuant to the MBLA, is secured by a junior lien on all assets of the Company and the validity and performance of which are guaranteed personally by Imo Aisiku (the Company’s Co-CEO), Milton Chen (the Company’s Co-CEO), and Jerry Leonard (the Company’s CFO). Mr. Aisiku also entered into a pledge agreement in favour of Change Capital whereby he pledged, as security for the payment and performance of all obligation so the Company under the MBLA, all shares of common stock and other equity interests held by Mr. Aisiku in the Company.

As of September 30, 2025, and December 31, 2024, the outstanding balance on the September 2025 Promissory Note is $508,019 (of which $3,490 was paid during the three months ended September 30, 2025) and $0, respectively. The interest expense recognized for the nine months ended September 30, 2025, and September 30, 2024, is $11,510 and $0, respectively. The interest expense recognized for the three months ended September 30, 2025, and September 30, 2024, is $11,510 and $0, respectively.

Line of credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate (7.25% at September 30, 2025). On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal Prime Rate (7.25% at September 30, 2025) (See Note 10 - Commitments, Contingencies, and Concentration Risk).

On December 13, 2024, the Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025.

On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025 and a further payment of $100,000 on November 30, 2025.The remaining balance on the forbearance agreement is due December 10, 2025. As of September 30, 2025, and December 31, 2024, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liability - finance, and accrued interest is included in accounts payable and accrued liabilities.

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. As of September 30, 2025, and December 31, 2024, the Company had an outstanding balance of $456,097 on the line of credit. The Company recorded $15,886 and $  42,935 in interest related to the line of credit for the three and nine months ended September 30, 2025. For three and nine months ended September 30, 2024, no interest related to the line of credit had been recorded. The accrued interest balance, which is included within accounts payable and accrued liabilities   on the condensed consolidated balance sheets, as of September 30, 2025, and December 31, 2024, were $26,994 and $52,190.

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

On September 3, 2025, $304,288 of outstanding principal with accrued interest expense of $137,057 and default interest expense of $13,712 on the Exchange Note was converted into 600,000 shares of common stock. The portion of the Exchange Note converted on this date had a fair value of $390,000.

As of September 30, 2025, and December 31, 2024, the Exchange Note’s fair value was $1,028,158   and $1,499,000. The Company recognized an interest expense of $125,454, and $186,403 (of which $30,475 was paid during the nine months ended September 30, 2025), for the three and nine months ended September 30, 2025, and a change in fair value of $1,007,478 and $20,842 for the three and nine months ended September 30, 2025. No interest expense and change in fair value had been recognized for the three and nine months ended September 30, 2024. (See Note 15 – Fair Value Measurements).

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

Extension Note

On May 5, 2023, DHAC entered into a securities purchase agreement (the “Extension Purchase Agreement”) with an institutional investor (the “Holder”). Pursuant to the Extension Purchase Agreement, the Company issued the holder a 16.67% original issue discount promissory note, in favour of the Holder, in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note bears guaranteed interest at a rate of 10% per annum and was due and payable on May 5, 2024. On April 17, 2024, the Company and the investor entered into a letter agreement (the “Extension Letter Agreement”), which amended the maturity date of the Extension Note to March 31, 2025, and clarified certain definitions and transaction terms in both the Extension Purchase Agreement and the Extension Note. The Extension Note is also guaranteed by each of VSee Lab and iDoc and was subordinated to the security interests granted to the Bridge Investor. In connection with the Extension Purchase Agreement, on May 5, 2023, DHAC also issued to the holder (i) warrants with an exercise period of five years to purchase up to 26,086 shares of the common stock at an exercise price of $11.50 per share (the “Extension Warrants”), and (ii) 7,000 shares of DHAC common stock as commitment shares (the “Extension Shares”).

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed certain Extension Note due to the reverse merger with DHAC on June 24, 2024. The Extension Note was paid off in full by the Company in June 2024 and was no longer outstanding as of September 30, 2025.

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

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during the three and nine months ended September 30, 2025.

On August 28, 2025, the Company agreed to issue 500,000 shares of its common stock, to the Quantum investor as consideration for facilitating emergency funding to support the Company. As of September 30, 2025, the shares had not yet been issued; however, the Company has recorded a liability for the obligation to issue such shares, amounting to $305,000 which has been included in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheet.

On August 28, 2025, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the increase in the aggregate principal amount of the note from $3,000,000 to $3,380,000 and interest on outstanding principal balance shall increase to an annual rate of 22% upon an Event of Default for so long as it remains uncured.

As of September 30, 2025, and December 31, 2024, the Quantum Convertible Note’s fair value was $3,828,125 and $3,248,000 respectively. The Company recognized interest expense of $318,157 and $858,157 for the three and nine months ended September 30, 2025, and a change in fair value of $131,937 and $200,675 for the three and nine months ended September 30, 2025. No interest expense or fair value change were recognized for the three and nine months ended September 30, 2024 (See Note 15 Fair Value Measurements).

ELOC / Equity Financing

On November 21, 2023, DHAC entered into the ELOC Agreement with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s common stock, from time to time over a 36 month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of common stock to be purchased under the ELOC Agreement with the SEC within 45 days following the Equity Purchase Effective Day and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, the Company may suspend the use of the resale registration statement to (i) delay the disclosure of material non-public information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The deferred charge will be allocated and amortized over the ELOC Agreement once it is drawn upon.

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the ELOC Agreement due to the reverse merger with DHAC and iDoc on June 24, 2024.

The Company has analysed the ELOC Agreement and determined that the contract should be recorded as a liability under ASC 815 and measured at fair value. As a result of the ASC 815 liability classification, the Company is required to re-measure the liability at fair value at each reporting period until the liability is settled.

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

During the year ended December 31, 2024, pursuant to the ELOC Agreement and the Company’s purchase notices thereof, the Bridge Investor purchased an aggregate of 380,000 shares of common stock for $760,000 in total proceeds. The Company did not issue any shares during the period ended September 30, 2025. The maximum remaining availability under the ELOC Agreement was $49,240,000 as of September 30, 2025 and December 31, 2024.

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

The fair value of the equity contract was $42,394 and $80,000 as of September 30, 2025, and December 31, 2024, resulting in a change in fair value of the ELOC of $17,449 and $37,606 during the three and nine months ended September 30, 2025. There were no fair value change for the three and nine months ended September 30, 2024. (See Note 15 Fair Value Measurements).

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

The Company elected to account for the ELOC Commitment Fee Note at fair value under the fair value option and estimated its fair value to be $595,000 at issuance. As the related ELOC Agreement is classified as a liability, the Company expensed the issuance cost based on its $595,000 fair value, which is included in loss on issuance of financial instruments in the consolidated statement of operations for the year ended December 31, 2024.

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

September 2024 Security Purchase Agreement

On September 30, 2024, the Company entered into a securities purchase agreement (the “September 2024 SPA”) with an accredited and institutional investor, pursuant to which the Company issued and sold to the investor promissory notes for an aggregate principal amount of $2,222,222 (the “September 2024 Convertible Note”). The Company received $2,000,000 in initial proceeds from the September 2024 Convertible Note, reflecting a 10% original issue discount. The September 2024 Convertible Note will mature on March 30, 2026, and provides for a minimum interest amount at 15% of the initial principal amount of the note through maturity, or $333,333. Interest in excess of the minimum interest amount (if applicable) will accrue at a rate of 10% per annum. The interest rate on the September 2024 Convertible Note will increase to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 18 equal instalments of $18,519 per month beginning on November 1, 2024. Repayments of principal will be paid in 12 equal instalments of $185,185 per month beginning on May 1, 2025. Any repayments of principal that are not funded through draws on the ELOC Agreement are subject to a 5% cash payment fee.

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

In connection with the September 2024 SPA and Convertible Note, the Company also issued a warrant to the investor to purchase up to 740,741 shares of the Company’s common stock. The warrant exercise price is $2.25 per share (exercisable on a cash or cashless basis) and will expire on September 30, 2029. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ equity (deficit) upon its issuance. In addition, upon execution of September 2024 SPA, the Company issued 100,000 shares of common stock to the investor as additional consideration for entering into the September 2024 SPA and related agreements, which were also classified in stockholders’ (deficit) equity upon issuance.

During the year ended December 31, 2024, the Company incurred approximately $95,000 of issuance costs in connection with the September 2024 SPA transaction.

After analysing the terms of the September 2024 Convertible Note and its embedded features, the Company elected to account for the September 2024 Convertible Note at fair value under the allowable fair value option election. As such, the Company initially recognized the September 2024 Convertible Note at its fair value and will subsequently measure the note at fair value with changes in fair value recorded in current period earnings (or other comprehensive income, if specific to Company credit risk). The Company initially recorded the September 2024 Convertible Note at its estimated issuance date fair value of $2,000,000, based on the initial proceeds received. As the proceeds were allocated in full to the September 2024 Convertible Note recorded at fair value, there were no proceeds remaining to allocate to the equity-classified warrants or shares issued under the terms of the September 2024 SPA, on a residual basis. In addition, the Company allocated the issuance costs incurred to the September 2024 Convertible Note, and as such expensed the $95,000 in issuance costs incurred.

As of September 30, 2025 and December 31, 2024, the September Note’s fair value was $2,043,760 and $2,094,000 respectively. The Company recognized interest expense of $123,704 (of which $157,281 was paid during the nine months ended September 30, 2025), and $240,370 (of which $215,614 was paid during the nine months ended September 30, 2025), and recognized a total change in fair value of $875,115 and $50,240 for the three and nine months ended September 30, 2025. No interest expense or fair value change were recognized for the three and nine months ended September 30, 2024. (See Note 15 Fair Value Measurements).

Encompass Purchase Liability

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the principal balance on an acquisition purchase. On January 1, 2022, iDoc acquired 100% of Encompass Healthcare Billing, LLC. (“Encompass”) with a stock purchase agreement to acquire the equity interests of Encompass, according to the acquisition agreement (“Encompass Acquisition Agreement”). Per the Encompass Acquisition Agreement, iDoc acquired all the outstanding shares of Encompass for a cash payment of $300,000, due upon the closing of the Business Combination. On January 9, 2023, iDoc agreed to an additional obligation of $45,000, which was accounted for as interest expense and reflected in accounts payable and accrued liabilities as of December 31, 2024. As of September 30, 2025, and December 31, 2024, the value of purchase liability related to the Encompass Acquisition agreement was $265,578.

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

(1)	During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as shares were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related party as of September 30, 2025, and December 31, 2024, was $0 and $51,900, respectively.

(2)	During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of September 30, 2025 and December 31, 2024, the related party promissory note net of unamortized debt discount was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $7,930 and $23,531 in interest expense for the three months ended and nine months ended September 30, 2025. The Company (as the successor of VSee Lab for accounting purposes) had $72,920, and $49,390 in accrued interest as of September 30, 2025 and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(3)	On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of September 30, 2025, and December 31, 2024, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $8,651 and $25,669 in interest expense for the three months ended and nine months ended September 30, 2025. The Company (as the successor of VSee Lab for accounting purposes) had $81,109 and $55,440 in accrued interest as of September 30, 2025 and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(4)	On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of September 30, 2025 and December 31, 2024, the related party promissory note was $70,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $5,046 and $14,974 in interest expense for the three months ended and nine months ended September 30, 2025. The Company (as the successor of VSee Lab for accounting purposes) had $14,973, and $17,325 in accrued interest as of September 30, 2025 and December 31, 2024, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024 (See Note 4 – Business Combination).

(1)	A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on September 30, 2025 and December 31, 2024 were $284,614 and $531,656 respectively. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.

(2)	A note receivable that was issued and sold on September 1, 2022, from iDoc to the then CEO of iDoc, Imoigele Aisiku, with a principal balance of $336,000. During the year ended December 31, 2024, the related party note receivable was written off by the Company and no further balance remaining outstanding. The Company recognized a $245,500 loss upon the write-off of the related party note receivable balance, which was included in the provision for credit losses for the year ended December 31, 2024.

(3)	iDoc issued a promissory note on May 15, 2023, with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of September 30, 2025, and December 31, 2024, the related party promissory note was $141,651, including a fair value adjustment of $58,349. The loan is included in the Related Party Loan Payable disclosure on the condensed consolidated balance sheets. No interest is recognized for the nine months ending September 30, 2025.

(4)	On March 28, 2024, iDoc issued and sold a secured convertible promissory note in the principal amount of $224,000 (the “Note”) to Mr. David L. Wickersham who became a member of the Company’s board of directors on July 17, 2024. Interest is accrued at $2,000 per month. The Note was fully satisfied and paid off by the issuance of 114,000 shares of the Company common stock to Mr. Wickersham on the maturity date of June 30, 2025.

Related Party Transactions by DHAC

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (See Note 12 – Equity).

(1)	On October 24, 2022, DHAC issued and sold an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor, LLC, the sponsor of DHAC (“Sponsor”) On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 would be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 350 shares of Series A Preferred Stocks to the Sponsor at the Closing.

(2)	On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued another $200,000 loan to DHAC for operating expenses. The related note bears interest of 10% and would mature on May 5, 2024. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 765 shares of Series A Preferred Stocks to SCS Capital Partners LLC at the Closing.

(3)	SCS, LLC, as the administrator of DHAC, incurred monthly office management and other operating expenses since the inception of DHAC. As of November 21, 2023, a total of $153,000 office expense was incurred. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the outstanding office expenses in aggregate amount of $153,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this outstanding office expense by issuing 153 shares of Series A Preferred Stocks to SCS, LLC at the Closing.

(4)	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024 and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of September 30, 2025, and December 31, 2024, the full principal amount of the Quantum Convertible Note plus interest accrued thereof remains due and payable.

(5)	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, Florida. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the year ended December 31, 2024, the Company made cash payments totalling $90,000 to SCS, representing consulting service provided to the Company. In addition, the Company issued 2,500 shares of common stock to SCS with a fair value of $25,000 and recognized total consulting expense of $62,500 related to the stock-based compensation for the year ended December 31, 2024. The Company has accrued the remaining $37,500 payable to SCS related to the future common stock issuances.

(6)	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. On November 8, 2024, the Sponsor affiliate, SCS and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS in the aggregate amount of $405,000 as of December 31, 2024 were converted into 202,500 shares of Common Stock. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company, the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of common stock issued in the settlement. As of September 30, 2025, and December 31, 2024, $51,900 of advances due to the Sponsor and certain Sponsor affiliates remain due and payable. The Sponsor has no further obligation to fund working capital needs.

(7)	On December 13, 2024, the Company issued 50,000 shares to Dominion Capital to settle the ELOC Commitment Fee Note upon conversion. After the transfer of the shares, Dominion Capital owned a total of 600,000 shares of the Company as of December 31, 2024.

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

Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on the Company’s assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavourable outcome is probable and can be reasonably assessed, it establishes the necessary accruals.

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following commitments by iDoc due to the reverse merger with DHAC and iDoc on June 24, 2024 (See Note 4 – Business Combination).

(1)	iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of September 30, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the condensed consolidated financial statements as it is due and payable upon invoicing from the vendor for delivery and servicing installation of the Telepresence Robots and software applications.

(2)	iDoc has a promissory note with a principal balance of $200,000 with a related party (See - Note 8 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th , that iDoc deployed. iDoc is required to make payments to the holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.

(3)	On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots are deployed. After the number reduces below eleven deployed robots, the amount will pro rate down but will remain in the same ratio as 80% of the monthly revenue generated.

(4)	On November 1, 2023, the iDoc entered a forbearance agreement related to the promissory note and line of credit issued by a bank on November 29, 2021, and its finance leases. (See Note 8 – Line of Credit and Notes Payable). Pursuant to the forbearance agreement, effective November 1, 2023, the interest rate on the promissory note and the line of credit is payable monthly at 3% above the Wall Street Journal prime rate (7.25% at September 30, 2025). In consideration of the bank forbearing on its right to collect the amount due and owing until January 10, 2024, iDoc agreed to make respective payments of $20,000 on November 13, 2023, and $80,000 on November 30, 2023. iDoc defaulted on the forbearance at the end of December 2023. Upon default of the forbearance agreement, the lender has the right to take appropriate action to collect the amounts owed. The bank’s forbearance obligation shall terminate immediately, irrevocably, and without notice in the event of the borrower’s default under any provision of this agreement. This litigation was resolved by Agreed Judgment signed by the Court on June 24, 2024, under the judgment, the Company subsequently revised the forbearance agreement on December 13, 2024. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025. On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025 and a further payment of $100,000 on November 30, 2025. The remaining balance on the forbearance agreement is due December 10, 2025. As of September 30, 2025, the Company has accrued the obligation in Line of credit and note payable, net of discount, Right - of - use liability - financing, and accrued interest is included in accounts payable and accrued liabilities.

(5)	VSee Lab has a reseller agreement with a vendor to generate revenue opportunities in the international market. As of September 30, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) has an unpaid commitment of $386,663 and $82,677, respectively, on this reseller agreement. The commitment is not reflected in the condensed consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

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

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of September 30, 2025, and December 31, 2024, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

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

Major Customer Concentration

The Company has two customers whose accounts receivable represented 46% of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 11% of the Company’s total revenue as of September 30, 2025. The Company has three customers whose accounts receivable represented 47% of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 7% of the Company’s total revenue as of September 30, 2024.

        The Company has two customers whose revenue accounted for approximately 31% of the Company’s total revenue for the three months ended September 30, 2025.  The Company has one customer whose revenue accounted for approximately 22% of the Company’s total revenue for the nine months ended September 30, 2025.  The Company has one customer whose revenue accounted for approximately 20% of the Company’s total revenue for the three months ended September 30, 2024. The Company has one customer whose revenue accounted for approximately 10% of the Company’s total revenue for the nine months ended September 30, 2024.

Major Vendor Concentration

The Company had one vendor whose accounts payable and accrued liabilities represented 16% of the Company’s total accounts payable and accrued liabilities as of September 30, 2025. The Company had one vendor whose accounts payable and accrued liabilities represented 23% of the Company’s total accounts payable and accrued liabilities as of September 30, 2024.

Note 11 Income Taxes

The components of our income/ (loss) before income taxes were as follows:

	For the nine months ended
	September 30, 2025	September 30, 2024 (Restated)
United States	$(6,844,479)	$(56,163,499)
Total	$(6,844,479)	$(56,163,499)

	For the three months ended
	September 30, 2025	September 30, 2024 (Restated)
United States	$(289,745)	$(53,913,759)
Total	$(289,745)	$(53,913,759)

For the nine months ended September 30, 2025, and September 30, 2024, the Company recorded income tax benefit/ (provision) of $17,989 and $(1,669,586), respectively, for continuing operations. The effective tax rate of (0.28%) and (2.97)% applied to income for nine months ended September 30, 2025, and September 30, 2024, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

For the three months ended September 30, 2025, and September 30, 2024, the Company recorded income tax benefit/ (provision) of $0 and $8,802, respectively, for continuing operations. The effective tax rate of (0.12%) and 0.016% applied to income for three months ended September 30, 2025, and September 30, 2024, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

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

The Company does not have any uncertain income tax positions as at September 30, 2025, and December 31, 2024.

Note 12 Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has designated 6,500 of such shares as Series A Preferred Stock and 6,158 shares for Series A Preferred Stock were issued and outstanding as of September 30, 2025, and December 31, 2024.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2025, and December 31, 2024, there were 17,022,690 and 16,297,190 shares of common stock outstanding. The Company issued 600,500 and 725,500 shares of common stock during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, and December 31, 2024, there were 17,022,690 and 16,297,190 shares of Common Stock outstanding.

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

As of September 30, 2025, there was no unrecognized compensation cost. The value of the fully vested options which were included as part of the recapitalization were valued at $5,728,784 on June 24, 2024, grant date and closing of the business combination. There was no stock-based compensation expense recognized for the three months ended September 30, 2025, within compensation and related benefits on the consolidated statements of operations, and no stock-based compensation expense was recognized during the three months ended September 30, 2024.

Common Stock Issuance Obligation

In connection with the Business Combination on June 24, 2024, the Company agreed to assume an obligation by iDoc to issue 51,192 shares of common stock (contingent on the Business Combination) to certain employees. In accordance with ASC 718, the Company determined that it was not obligated to replace the awards, and as such, recognized the fair value of the award at the Business Combination date as additional stock-based compensation (included in cost of revenues). The grant date fair value was estimated to be $619,935 (see Note 15 Fair Value Measurements). The Company also determined that it should classify this award as a liability under ASC 718 and remeasure the award at its then current fair value each reporting date. As of September 30, 2025, and December 31, 2024, the common stock issuance obligation was adjusted to $31,227 and $69,621, respectively. The net stock-based compensation expense reversed was $38,394 and $172,005 for the nine months ended September 30, 2025, and September 30, 2024, respectively. The net stock-based compensation expense reversed was $0 and $172,005 for the three months ended September 30, 2025, and September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, no shares of common stock have been issued under the common stock issuance obligation arrangements.

NOTE 13 Warrants

DHAC Assumed Warrants

The Company has analysed the public warrants, private warrants, Bridge Warrants (as defined below), September 2024 Warrants and the Extension Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity. Below is a summary of the warrants issued and outstanding:

	Public	Private	Bridge	Extension	September 2024 Warrants	Total
Outstanding, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding, September 30, 2025	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Exercisable, September 30, 2025	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Weighted Average Exercise Price	$11.5	$11.5	$11.5	$11.5	$2.25	$9.65
Weighted Average Remaining Life in Years	3.73	3.73	2.01	2.60	4.00	3.21

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

NOTE 14 Reportable segments

Subsequent to the Business Combination in June 2024 (see Note 4 - Business Combination), the Company has two reportable segments: Technology and Telehealth. These two reportable segments align with the two legacy operating entities (VSee Lab and iDoc) which merged together upon the closing of the Business Combination. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of September 30, 2025, the Company’s CODM role was shared between the two Co-CEOs.

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

Summary information regarding the Company’s operating segments along with the reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes is as follows for the nine months ended September 30, 2025 and September 30, 2024:

For the nine months ended September 30, 2025	Technology	Telehealth	Total

Revenues:
Subscription fees	2,602,186	-	2,602,186
Professional services and other fees	2,524,853	-	2,524,853
Technical engineering fees	993,493	-	993,493
Patient fees	-	2,069,565	2,069,565
Telehealth fees	-	2,499,662	2,499,662
Institutional fees	-	2,500	2,500
Total revenues	$6,120,532	$4,571,727	$10,692,259

Cost of revenues	3,155,673	2,014,827	5,170,500
Segment gross margin	$2,964,859	$2,556,900	$5,521,759

Less (1):
Compensation and related benefits	3,185,565	1,111,142	4,296,715
General and administrative	999,604	3,157,589	4,157,193

Segment operating loss	$(1,220,313)	$(1,711,831)	$(2,932,144)

Reconciliation to loss before income taxes:
Unallocated corporate overhead expenses			(3,211,435)
Interest expense			(1,727,110)
Other income, net			183,004
Change in fair value of financial instruments			1,412,351
Loss on extinguishment of loan			(126,125)
Loss on issuance of financial instruments			(443,020)
Loss before provision for income taxes			$(6,844,479)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

For the nine months ended September 30, 2024	Technology	Telehealth	Total

Revenues:
Subscription fees	3,080,085		3,080,085
Professional services and other fees	1,145,930		1,145,930
Technical engineering fees	1,284,345		1,284,345
Patient fees	-	654,718	654,718
Telehealth fees	-	516,540	516,540
Institutional fees	-	5,380	5,380
Total revenues	$5,510,360	$1,176,638	$6,686,998

Cost of revenues	1,365,568	524,989	1,890,557
Segment gross margin	$4,144,792	$651,649	$4,796,441

Less (1):
Compensation and related benefits	2,984,532	431,246	3,415,778
General and administrative expenses	1,235,632	971,476	2,207,108
Goodwill impairment charges	-	56,675,210	56,675,210
Transaction expenses	313,868	-	313,868

Segment operating income (loss)	$(389,240)	$(57,426,284)	$(57,815,524)

Reconciliation to loss before income taxes:
Unallocated corporate overhead expenses			(1,307,938)
Interest expense			(466,530)
Change in fair value of financial instruments			6,285,706
Loss on extinguishment of loan			(645,979)
Loss on issuance of financial instruments			(2,213,234)
Loss before benefit from income taxes			$(56,163,499)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The summary information regarding the reportable segment total assets at September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Total assets
Technology	917,142	1,503,995
Telehealth	17,692,380	18,271,724
Non-operating corporate	97,600	216,769
Total	$18,707,122	$19,992,488

	September 30, 2025	December 31, 2024
Total Goodwill
Technology	—	—
Telehealth	4,916,694	4,916,694
Non-operating corporate	—	—
Total	$4,916,694	$4,916,694

Some additional summary information regarding the reportable segment depreciation and amortization, capital expenditures and interest expense at September 30, 2025, and 2024 are as follows:

	September 30, 2025	September 30, 2024
Depreciation and Amortization
Technology	7,890	2,971
Telehealth	1,933,764	648,790
Total	$1,941,654	$651,761

	September 30, 2025	September 30, 2024
Capital Expenditures
Technology	22,776	15,357
Telehealth	-	35,150
Total	$22,776	$50,507

	September 30, 2025	September 30, 2024
Interest Expense
Technology	64,171	55,678
Telehealth	170,655	61,979
Non-Operating corporate	1,492,284	348,873
Total	$1,727,110	$466,530

NOTE 15 Fair Value Measurements

The following tables present fair value information as of September 30, 2025, and December 31, 2024, the date of the Business Combination. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

September 30, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$1,028,158	$—	$—	$1,028,158
Equity line of credit	$42,394	$—	$—	$42,394
Quantum Convertible Note, related party	$3,828,125	$—	$—	$3,828,125
September 2024 Convertible Note	$2,043,760	$—	$—	$2,043,760
Common stock issuance obligation	$31,227	$31,227	$—	$—
March 2025 Convertible Note	$81,747	$—	$—	$81,747
May 2025 Convertible Note	$325,887	$—	$—	$325,887

December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$1,499,000	$—	$—	$1,499,000
Equity line of credit	$80,000	$—	$—	$80,000
Quantum Convertible Note, related party	$3,248,000	$—	$—	$3,248,000
September 2024 Convertible Note	$2,094,000	$—	$—	$2,094,000
Common stock issuance obligation	$69,621	$69,621	$—	$—

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of September 30, 2025 and December 31, 2024, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between December 31, 2024, and September 30, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at September 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at September 30, 2025, and at December 31, 2024:

	September 30, 2025	December 31, 2024
Risk-free interest rate	4.11%	4.20%
Expected term (years)	0.08	1.50
Volatility	70.61%	138.00%
Stock price	$0.61	$1.36
Debt discount rate*	-%	9.30%

*	These assumptions are not used for valuation of Quantum Convertible Note as of September 30, 2025.

Exchange Note

The Company established the initial fair value for the Exchange Note as of June 24, 2024, the date the Business combination closed. As of September 30, 2025 and December 31, 2024, the fair value was remeasured. The Company uses the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods up to December 31, 2024. For September 30, 2025, the Company has determined the fair value under a default scenario, wherein the expected payout is primarily based on the assumption that settlement will occur on the contractual maturity date. The change in fair value between December 31, 2024 and September 30, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The Exchange Note was classified within Level 3 of the fair value hierarchy at September 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation models for the Exchange Note were as follows at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Risk-free interest rate	4.11%	4.08%
Expected term (years)	0.08	0.98
Volatility	70.61%	156.00%
Stock price	$0.61	$1.36
Debt discount rate*	-%	42.50%

*	These assumptions are not used for valuation of Exchange Note as of September 30, 2025.

ELOC/Purchase Agreement

The Company established the initial fair value for the ELOC Agreement as of June 24, 2024, the date the Business combination closed. As of September 30, 2025 and December 31, 2024, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC Agreement for the initial periods and subsequent measurement periods. The change in fair value between December 31, 2024 and September 30, 2025, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The ELOC Agreement was classified within Level 3 of the fair value hierarchy at September 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC Agreement were as follows at September 30, 2025 and at December 31, 2024:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.56%	4.26%
Expected term (years)	1.75	2.51
Volatility	112.06%	124.00%
Stock price	$0.61	$1.36

September 2024 Convertible Note

The Company established the initial fair value for the September 2024 Convertible Note as of September 30, 2024, which was the date the note was funded. As of September 30, 2025, and December 31, 2024, the fair value was remeasured. For December 31, 2024, the Company used a probability-weighted scenario model that accounts for three scenarios, (a) repayment in accordance with terms of the note through maturity, (b) the occurrence of a change in control, and (c) the occurrence of event of default. Under the repayment at maturity scenario, the Company considers the potential settlement value of the September 2024 Convertible Note based on the defined repayment schedule. On each repayment date, the analysis considers whether the holder would exercise its conversion option in relation to the principal to be repaid, in the event that the value obtained upon conversion would exceed the value of the cash payable per the repayment schedule. Under a default scenario, the Company estimates that the lender would recover approximately 44% of the principal outstanding. Due to the arm’s-length nature of the transaction, the note is calibrated at issuance using a discount percentage, such that the value of the note is equal to the proceeds received from the investor, and the additional instruments issued (warrants and shares of common stock) were considered equity sweeteners). For September 30, 2025, the Company has determined the fair value under a default scenario, wherein the expected payout is primarily based on the assumption that settlement will occur on the contractual maturity date.

The change in fair value between December 31, 2024 and September 30, 2025, was recognized in the condensed consolidated statements of operations under change in fair value of financial instruments.

The September 2024 Convertible Note was classified within Level 3 of the fair value hierarchy at September 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation models for the September 2024 Convertible Note were as follows at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Risk-free interest rate	4.11%	4.27%
Expected term (years)	0.08	4.75
Volatility	70.61%	113.00%
Stock price	$0.61	$1.36
Market discount rate*	-%	8.22%

*	These assumptions are not used for valuation of September 2024 Convertible Note as of September 30, 2025.

Common Stock Issuance Obligation

The Company established the initial fair value for the common stock issuance obligation to certain employees of the historical iDoc entity as of June 24, 2024, the date the Business Combination closed (See discussion in Note 2, Restatement of Previously Issued Financial Statements). As of September 30, 2025, and December 31, 2024, the fair value was remeasured. As the obligation is to issue shares of the Company’s common stock, the Company estimated the fair value of the obligation based on the shares of common stock expected to be issued and the closing price of the Company’s common stock on the date of the fair value measurement. As the key inputs into this fair value estimate are observable, the Company classified the common stock issuance obligation within Level 1 of the fair value hierarchy as of September 30, 2025, and December 31, 2024. The change in fair value between December 31, 2024, and September 30, 2025, was recognized as compensation expense within cost of revenues in the condensed consolidated statement of operations.

March 2025 Convertible Note

The Company established the initial fair value for the March 2025 Convertible Note as of March 20, 2025, which was the date the March 2025 Convertible was funded. As of September 30, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the March 2025 Convertible Note for the initial periods and subsequent measurement periods. The change in fair value between March 20, 2025 and September 30, 2025, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The March 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of March 20, 2025 and September 30, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at September 30, 2025 and at March 20, 2025:

	September 30, 2025	March 20, 2025
Risk-free interest rate	4.11%	4.06%
Expected term (years)	0.08	0.72
Volatility	70.61%	115.61%
Stock price	$0.61	$1.20

May 2025 Convertible Note

The Company established the initial fair value for the May 2025 Convertible Note as of May 30, 2025, which was the date the May 2025 Convertible was funded. As of September 30, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the May 2025 Convertible Note for the initial periods and subsequent measurement periods.

The May 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of May 30, 2025 and September 30, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at September 30, 2025 and at May 30, 2025:

	September 30, 2025	May 30, 2025
Risk-free interest rate	4.11%	4.27%
Expected term (years)	0.09	0.34
Volatility	70.61%	102.79%
Stock price	$0.62	$1.24

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2024, through September 30, 2025, is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the period from December 31, 2024, through September 30, 2025:

	Quantum			September	March 2025	May 2025
	Convertible Note	Exchange Note	ELOC	Convertible Note	Convertible Note	Convertible Note	Total
Fair value as of December 31, 2024	$3,248,000	$1,499,000	$80,000	$2,094,000	$—	$—	$6,921,000
Initial fair value at issuance	—	—	—	—	238,020	342,996	581,016
Conversion	(550)	(450,000)	—	—	—	—	(450,550)
Additions to principal	380,000	—	—	—	—	62,500	442,500
(Gain) Loss on change in fair value	200,675	(20,842)	(37,606)	(50,240)	(156,273)	(79,609)	(143,895)
Fair value as of September 30, 2025	$3,828,125	$1,028,158	$42,394	$2,043,760	$81,747	$325,887	$7,350,071

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the nine months ended September 30, 2025, and December 31,2024.

Note 16 Subsequent Events

The Company evaluated subsequent events from the date of the unaudited condensed consolidated balance sheets as of September 30, 2025 through the date of the release of the unaudited condensed consolidated financial statements.

On October 9, 2025, the Company entered into a note purchase agreement (the “10/9/25 Purchase Agreement”) with an accredited institutional investor (the “10/9/25 Investor”) pursuant to which the Company issued to the 10/9/25 Investor a secured note in the aggregate principal amount of $133,333 (the “10/9/25 Note”) for a purchase price of $120,000. The 10/9/25 Note bears interest at the rate of 5% per annum, matures on May 8, 2026, and is secured by all assets of the Company. The 10/9/25 Note is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the 10/9/25 Note, the interest rate on the 10/9/25 Note will accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the 10/9/25 Note remains outstanding, the 10/9/25 Purchase Agreement: (1) prohibits the Company from entering into a variable rate transaction, (2) requires that the Company provide the 10/9/25 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities. In connection with the 10/9/25 Purchase Agreement, on October 9, 2025, the Company entered into an amendment agreement with certain of its creditors whereby the 10/9/25 Note was consented to and subordinated to the outstanding debt.

Between October 16, 2025 and October 21, 2025, the Bridge Investor converted $1,255,299 of the outstanding balance of the Exchange Note (an aggregate of $35,783 in interest and $1,219,516 in principal) into 1,673,733 shares of common stock of the Company.

Between October 16, 2025 and October 30, 2025, the Quantum Investor converted the full balance of the Quantum Convertible Note (an aggregate of $1,196,203 in interest and $3,000,000 in principal) into 4,400,000 shares of common stock of the Company.

On October 20, 2025, the Company entered into a note purchase agreement (the “10/20/25 Purchase Agreement”) with an accredited institutional investor (the “10/20/25 Investor”) pursuant to which the Company issued to the 10/20/25 Investor a secured note in the aggregate principal amount of $133,333 (the “10/20/25 Note”) for a purchase price of $120,000. The 10/20/25 Note bears interest at the rate of 5% per annum and matures on May 20, 2026. The 10/20/25 Note is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the 10/20/25 Note, the interest rate on the 10/20/25 Note shall accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the 10/20/25 Note remains outstanding, the 10/20/25 Purchase Agreement: (1) prohibits the Company from entering into a variable rate transaction, (2) requires that the Company provide the 10/20/25 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities. In connection with the 10/20/25 Purchase Agreement, on October 9, 2025, the Company entered into an amendment agreement with certain of its creditors whereby the 10/20/25 Note was consented to and subordinated to the outstanding debt.

On October 21, 2025, the holder of the March 2025 Convertible Note converted the full balance of the March 2025 Convertible Note (an aggregate of $44,017 in interest and $108,696 in principal) into 320,691 shares of common stock of the Company.

On October 21, 2025, the Company entered into an Amendment No. 1 to the September 2024 Convertible Note, with the accredited and institutional investor. The amendment revised the definition of “Conversion Price” as set forth in the September 2024 Convertible Note to be equal to $0.75.

Between October 22, 2025 and October 29, 2025, the holder of the September 2024 Convertible Note converted the full balance of the September 2024 Convertible Note (an aggregate of $277,864 in interest, $1,852 of penalties, and $2,494,321 in principal) into 3,698,716 shares of common stock of the Company.

On October 29, 2025, the Company entered into a warrant exchange agreement with an accredited institutional investor, whereby the investor agreed to exercise approximately 130,000 outstanding warrants issued by the Company in connection with its initial public offering for cash, pursuant to the terms of such warrants, as well as exchange an additional 2,250,000 outstanding warrants issued by the Company in connection with its initial public offering for 2,175,000 shares of common stock of the Company. The Company agreed that for the ten day period following the date of the warrant exchange agreement, that it would not, subject to certain exemptions, (A) issue common stock or equivalents thereto, (B) effect a reverse stock split, recapitalization, share consolidation, reclassification or similar transaction affecting the outstanding common stock or (C) file with the SEC a registration statement under the Securities Act relating to any shares of common stock or equivalents thereto.

On October 29, 2025, the Company entered into a convertible note purchase agreement (the “10/29/2025 Purchase Agreement”) with an accredited institutional investor (the “10/29/2025 Investor”), whereby the 10/29/2025 Investor purchased a convertible promissory note in the initial principal amount of $217,391 (the “10/29/2025 Note”) and 50,000 shares of the Company’s common stock for an aggregate purchase price of $201,000. Pursuant to the 10/29/2025 Purchase Agreement, until the later of (i) 12 months after execution of the 10/29/2025 Purchase Agreement and (ii) the Company’s obligations under the 10/29/2025 Note are no longer outstanding, the 10/29/2025 Investor has the right, but not the obligation, to purchase another convertible promissory note from the Company on the same terms and conditions as the 10/29/2025 Note. The 10/29/2025 Note accrues interest at a rate of 18% per annum; provided that interest for the first eight months accrues immediately and is guaranteed. Interest on the 10/29/2025 Note may be paid in cash or in common stock, as determined by the 10/29/2025 Investor, commencing on December 1, 2025, and the 10/29/2025 Note matures on October 29, 2026. The Company may prepay 100% of the outstanding balance of the 10/29/2025 Note at any time the Company is not in default, provided that the Company pays a prepayment fee equal to 10% of the outstanding balance. At any time after January 29, 2026, the 10/29/2025 Investor may convert any portion of the outstanding balance of the 10/29/2025 Note into common stock at a price equal to $0.48 per share, subject adjustments for dilutive issuances, stock splits, defaults, and low volume of the common stock, as described further therein. The 10/29/2025 Note may not be converted by the 10/29/2025 Investor into shares of common stock if such conversion would result in the 10/29/2025 Investor and its affiliates owning in excess of 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the 10/29/2025 Note. The 10/29/2025 Note contains standard and customary events of default and covenants, including that, for as long as the 10/29/2025 Note remains outstanding: (1) the Company is prohibited from entering into a variable rate transaction, (2) the Company is required to provide the 10/29/2025 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) if the Company conduct a Qualified Financing (as defined in the 10/29/2025 Note), the Company must prepay the 10/29/2025 Note out of proceeds from the Qualified Financing and/or the 10/29/2025 Investor may convert the 10/29/2025 Note at the lower of the conversion price then in effect and 75% of the effective price at which the Company issues securities in the Qualified Financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the three months ended September 30, 2025 and 2024, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” in the Annual Report for the year ended December 31, 2024 and the section herein entitled “Cautionary Note Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been impacted by the restatement described in the Explanatory Note to this Annual Report and in Note 2 to our consolidated financial statements entitled “Restatement of Previously Issued Financial Statements. “Certain of the financial and other information provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to such restatement adjustments.”

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

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Unaudited Condensed Consolidated Financial Statements for the three-month and nine-month period ended September 30, 2025 included elsewhere in this report. Our critical accounting policies are described below.

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the three and nine months ended September 30, 2025, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

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

Financial Statement Components

Three Months Ended September 30, 2025 and 2024 Results of Operations

The following table presents VSee Health’s results of operations for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	Change	%
Revenue	$3,980,655	$3,354,437	$626,218	19%
Cost of revenues	1,907,359	569,734	1,337,625	235%
Gross margin	2,073,296	2,784,703	(711,407)	26%
Operating expenses	4,130,817	61,079,702	(56,948,885)	93%
Other income (expense)	1,767,776	4,381,240	(2,613,464)	60%
Net loss before taxes	(289,745)	(53,913,759)	53,624,014	99%
Income tax benefit	—	(8,802)	8,802	100%
Net loss	$(289,745)	$(53,922,561)	$53,632,816	99%

Nine months Ended September 30, 2025 and 2024 Results of Operations

The following table presents VSee Health’s results of operations for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	Change	%
Revenue	$10,692,259	$6,686,998	$4,005,261	60%
Cost of revenues	5,170,500	1,890,557	3,279,943	173%
Gross margin	5,521,759	4,796,441	725,318	15%
Operating expenses	11,665,338	63,919,903	(52,254,565)	82%
Other income (expense)	(700,900)	2,959,963	(3,660,863)	124%
Net loss before taxes	(6,844,479)	(56,163,499)	49,319,020	88%
Income tax benefit	(17,989)	1,669,586	(1,687,575)	101%
Net loss	$(6,862,468)	$(54,493,913)	$47,631,445	87%

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

Revenue for the three months ended September 30, 2025, was $3,980,665, an increase of $626,218, or 19%, compared to $3,354,437 for the same period in 2024. The increase was primarily driven by continued growth from the Company’s iDoc acquisition, completed in June 2024, which contributed $1,204,853, representing a 108% increase over the prior-year period. This growth was fueled by higher telehealth service volume and patient fees of $950,422 and $259,331, respectively. Professional services and other fees increased $207,241, or 52%, due to higher medical device sales and services associated with the new HHS contract. These increases were partially offset by a $642,933, or 80%, decrease in technical engineering services resulting from lower client utilization, and a $142,943, or 14%, decline in subscription revenue due to reduced recurring enterprise-level subscriptions.

Revenue for the nine months ended September 30, 2025, was $10,692,259, an increase of $4,005,261, or 60%, compared to $6,686,998 for the same period in 2024. The increase was primarily driven by continued growth from the Company’s iDoc acquisition, completed in June 2024, which contributed $3,395,089, representing a 289% increase over the prior-year period. This growth was fueled by higher telehealth service volume and patient fees of $1,983,122 and $1,418,847, respectively. Professional services and other fees increased $1,378,923, or 120%, due to higher medical device sales and services associated with the new HHS contract. These increases were partially offset by a $477,899, or 16%, decline in subscription revenue resulting from reduced recurring enterprise-level subscriptions, and a $290,852, or 23%, decrease in technical engineering services due to lower client utilization.

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

The cost of goods sold for the three months ended September 30, 2025, increased by $1,337,625 or 235%, compared to September 30, 2024. The increase was also primarily driven by $1,293,604, or 379%, higher compensation expenses, mainly resulting from the higher utilization of independent medical providers during the current quarter and compensation adjustments reducing the cost in the prior year within the iDoc’s business. There was an increase in software expenses of $50,454, or 226%, primarily driven by the deployment of MFA and FedRAMP-compliant cloud infrastructure, the deployment of the GovCloud Production environment, and the expansion of the Dev environment to support the HHS contract. These increases were offset by $6,425 reduction in other costs.

The cost of goods sold for the nine months ended September 30, 2025, increased by $3,279,943, or 173%, compared to the same period in 2024. The increase was also primarily driven by $2,440,978, or 216%, higher compensation expenses, mainly resulting from additional headcount allocations to support the HHS contract, which drove $956,899 of higher expenses and $1,484,079 in higher costs from the iDoc acquisition in June of last year. Higher procurement of medical devices for the HHS project also drove the increase by $632,767 or 477%. There was an increase in software and hosting expenses of $194,240, or 31%, primarily driven by the deployment of MFA and FedRAMP-compliant cloud infrastructure, the deployment of the GovCloud Production environment, and the expansion of the Dev environment to support the HHS contract. The increase was also driven by $11,958 of other costs.

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

Operating expenses for the three months ending September 30, 2025, decrease by $56,948,885 or 93% compared to the same period last year. The decline was due to the absence of goodwill impairment charges during the current quarter end, resulting in a reduction of $56,675,210 or 100%, compared to the same period last year. The decline in operating expenses was also driven by $516,691, or 30% lower compensation-related expenses, mainly from $408,433 of lower compensation in the VSee Lab entity, driven by $400,837 from lower stock-based compensation and $108,259 of lower compensation expenses related to the iDoc entity. The decrease was also due to the absence of transaction expenses during the current quarter, resulting in a reduction of $455,834, or 100%, compared to the same period in the previous year. These declines were offset by higher general and administrative expenses of $698,850, a 32% increase, primarily due to $636,928 of higher professional fees, primarily from higher audit fees, and $40,968 of higher other operating expenses.

Operating expenses for the nine months ending September 30, 2025, decreased by $52,254,565 or 82% compared to the same period last year. The decline was due to the absence of goodwill impairment charges during the current quarter end, resulting in a reduction of $56,675,210 or 100%, compared to the same period last year. The decrease was also due to the absence of transaction expenses during the current quarter, resulting in a reduction of $710,479 or 100%, compared to the same period last year. These decreases were offset by higher general and administrative expenses of $4,124,677, an increase of 138%, primarily from higher amortization and depreciation expenses of $1,289,892, general business expenses of $524,021, insurance related expenses of $144,460, bad debt expenses of $181,903, which were primarily driven by the acquisition of iDoc, and an increase in professional services fees of $1,901,739, primarily from higher costs for audit, valuation, tax and accounting services, and by $305,000 of financial instrument issuance cost. The decline in operating expenses was also offset by $1,006,447 or 28% higher compensation-related expenses, $805,410 from the acquisition of iDoc and recapitalization with DHAC, and $201,037 of compensation in the VSee Lab business, mainly from stock-based compensation.

Other Income (Expense)

Other income during the three months ended September 30, 2025, decrease $2,613,464 or 60%. The decrease was primarily driven by the $2,908,959 or 51% change in fair value of financial instruments in the current period compared to the prior period. The decrease was driven by $640,481, representing a 555% increase in interest expenses primarily from default interest penalties on the Company’s convertible loans. These decreases were offset by the reduction in the loss on issuance of the debt and derivative financial instruments by $290,000, and loss on the extinguishment of the loan of $645,979 during the same period last year, compared to none during the current period.

Other income during the nine months ended September 30, 2025, decreased $3,660,863 or 124%. The decrease was primarily driven by the loss on change in fair value of the debt and derivative financial instruments of $4,873,355, and the increase in the interest expense of $1,260,580, primarily due to the conversion of the total interest due on the Quantum note, new loan agreements entered into in 2025, and default interest incurred during the current quarter. These decreases in other income were offset by the improvement in loss on the extinguishment of the loan of $519,854 during the current period, compared to the prior period last year. These decreases in other income were also reduced by the net change of $1,770,214 in Loss on issuance of debt and derivative financial instrument for the previous period, compared to none during the current period, and $183,005 of other income, primarily driven by the United States Employee Retention Credit (ERC) received by the iDoc business.

Net Loss

Net loss for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, decreased by $53,632,816 or 99%. The decrease in the Company’s net loss was driven by the $56,237,478 improvement in the Company’s net operating loss, primarily from the $56,675,210 of goodwill impairment charges during the same period last year, compared to no impairment in the current period. This was slightly offset by the $2,613,464 reduction in other income during the current period compared to the same period last year.

Net loss for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, decreased by $47,631,445, or 87%. The decrease in the Company’s net loss was driven by the $52,979,883 improvement in the Company’s net operating loss, primarily from the $56,675,210 of goodwill impairment charges during the same period last year, compared to no impairment charges in the current period, and slightly offset by $4,124,677 of higher operating expenses from the acquisition of iDoc and the recapitalization with DHAC last year. The decrease was also due to the $725,318 of higher gross margin contribution. These reductions to the Company’s net loss were slightly offset by the $3,660,863 reduction in other income during the current period compared to the previous period, and the $1,687,575 year-over-year decrease in the Company’s income tax benefit that resulted from the business acquisition of iDoc during the prior year.

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(1,519,632)	$(2,815,248)
Net cash used in from investing activities	$(22,776)	$(21,384)
Net cash provided by financing activities	$1,689,052	$5,045,235
Change in cash	$146,644	$2,208,603

VSee Health’s principal sources of liquidity are cash and cash equivalents, totalling $472,759 and $2,327,337 as of September 30, 2025 and 2024, respectively.

VSee Health’s future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $1,519,632 for the nine months ended September 30, 2025. Cash used in operating activities consists of a net loss of $6,862,468, adjusted for non-cash items of $2,142,488 and $3,200,348 increase in net changes in operating assets and liabilities. The increases in accounts payable and deferred revenue primarily drove the increase in operating assets and liabilities.

Cash used in operating activities was $2,815,248 for the nine months ended September 30, 2024. The change in operating activities presents changes for VSee Lab for the nine months ending September 30, 2024, and changes for iDoc and DHAC from the Business Combination date of June 24, 2024, to the end of the quarter, September 30, 2024. Cash used in operating activities consists of a net loss of $54,493,913 adjusted for non-cash items of $53,585,022 driven primarily by fair value changes, and a $1,906,357 decrease in net changes in operating assets and liabilities. The decrease in net changes in operating assets was primarily driven by the decreases in accounts payable and accrued liabilities and due to related party and slightly offset by the reduction in accounts receivable and the increase in deferred revenue.

Cash Used in Investing Activities

Cash used for investing activities for the nine months ended September 30, 2025, was $22,776, and was driven by the purchase of fixed assets.

Cash used for investing activities for the nine months ended September 30, 2024, was $21,384, driven primarily by $50,507 for the purchase fixed assets and was slightly offset by $29,123 of cash acquired from the acquisition of iDoc.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025, was $1,689,052, primarily consisting of $1,907,791 and $541,184 proceeds from notes issued during the period and issuance of common stock and offset by $10,000, $56,787, $44 and $668,092 of payments to shareholder, for factoring payables, due on acquisition purchase and repayment on note payable.

Cash provided by financing activities for the nine months ended September 30, 2024, was $5,045,235, primarily consisting of $2,700,000 proceeds from the Quantum Note, $1,323,362 cash from the recapitalization with DHAC, and offset by $365,750, $47,800 and $150,616 for repayment on the Extension Note, advances from a related party and factoring payable , respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For this fiscal quarter ended September 30, 2025, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

VSEE HEALTH, INC.

Date: November 14, 2025	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)