Form 10-Q/A
period 2025-06-30
VSEE HEALTH, INC.
filed 2025-11-20
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

ii

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$291,595	$326,115
Accounts receivable, net of allowance for credit losses of $2,639,917 and $2,393,033 as of June 30, 2025, and December 31, 2024, respectively	1,616,751	1,716,370
Due from related party	241,122	531,656
Prepaids and other current assets	410,037	446,826
Total current assets	2,559,505	3,020,967

Right-of-use assets, net	337,770	379,585
Intangible assets, net	9,890,002	10,995,000
Goodwill	4,916,694	4,916,694
Fixed assets, net	506,070	680,242
Total assets	$18,210,041	$19,992,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$9,620,888	$9,343,659
Deferred revenue	1,170,101	417,815
Due to related party	51,900	51,900
Operating lease liabilities	81,132	72,836
Finance lease liabilities	234,673	328,833
Factoring payable	143,220	179,007
Encompass Purchase Liability	263,874	263,918
Equity Line of Credit	59,843	80,000
Quantum convertible note, related party at fair value	3,580,612	3,248,000
September 2024 Convertible Note, at fair value	2,918,875	2,094,000
Loan payable, related party	471,651	471,651
Line of credit	456,097	456,097
Notes payable, net of discount	1,460,422	433,983
Exchange Note, at Fair Value	2,485,636	1,499,000
Common stock issuance obligation	59,383	69,621
Total current liabilities	23,058,307	19,010,320

Notes payable, less current portion, net of discount	593,941	593,941
Operating lease liabilities, less current portion	226,718	269,338
Deferred revenue, net of current portion	-	69,999
Deferred tax liabilities, net	67,378	67,378
Total liabilities	23,946,344	20,010,976

Commitments, Contingencies, and Concentration Risk (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 6,158 and 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1	1
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,422,690 and 16,297,190 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1,643	1,630
Additional paid-in capital	68,538,649	67,683,754
Accumulated deficit	(74,276,596)	(67,703,873)
Total stockholders’ deficit	(5,736,303)	(18,488)
Total liabilities and stockholders’ deficit	$18,210,041	$19,992,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Revenues
Subscription fees	$880,327	$1,037,426	$1,707,672	$2,042,628
Professional services and other fees	1,024,477	421,632	1,921,157	749,475
Technical engineering fees	430,124	189,939	829,970	477,889
Patient fees	475,772	31,520	1,187,036	31,520
Telehealth fees	579,419	30,569	1,063,269	30,569
Institutional fees	-	480	2,500	480
Total revenues	3,390,119	1,711,566	6,711,604	3,332,561
Cost of revenues	1,801,627	934,570	3,263,141	1,320,823
Gross margin	1,588,492	776,996	3,448,463	2,011,738

Operating expenses
Compensation and related benefits	1,670,460	912,743	3,329,458	1,806,320
General and administrative	2,172,772	568,469	4,205,063	779,236
Transaction expenses	-	228,307	-	254,645
Total operating expenses	3,843,232	1,709,519	7,534,521	2,840,201
			-	-
Net operating loss	(2,254,740)	(932,523)	(4,086,058)	(828,463)

Other income (expense)
Interest expense	(240,579)	(341,835)	(971,244)	(351,145)
Other income, net	167,470	2	183,009	2
Change in fair value of financial instruments	(154,825)	548,100	(1,416,296)	548,100
Loss on extinguishment of loan	(126,125)	-	(126,125)	-
Loss on issuance of financial instruments	-	(1,618,234)	(138,020)	(1,618,234)
Total other expense, net	(354,059)	(1,411,967)	(2,468,676)	(1,421,277)

Loss before (provision for) benefit from income taxes	(2,608,799)	(2,344,490)	(6,554,734)	(2,249,740)

(Provision for) benefit from income taxes	(4,484)	1,678,388	(17,989)	1,678,388

Net loss	(2,613,283)	(666,102)	(6,572,723)	(571,352)
Net income attributable to non-controlling interest	-	31,980	-	-
Net loss attributable to stockholders	$(2,613,283)	$(634,122)	$(6,572,723)	$(571,352)

Basic and diluted loss per common share	$(0.16)	$(0.12)	$(0.40)	$(0.11)
Weighted average number of common shares outstanding, basic	16,422,651	5,302,490	16,368,555	4,971,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares and per share data)

	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Deficit
Balance - December 31, 2024	6,158	$1	-	$-	16,297,190	$1,630	$67,683,754	$(67,703,873)	$-	$(18,488)
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	(3,959,440)	-	(3,959,440)
Payment to shareholder	-	-	-	-	-	-	(10,000)	-	-	(10,000)
Issuance during the period	-	-	-	-	125,000	13	90,621	-	-	90,634
Share based compensation		-		-	-	-	400,297	-	-	400,297
Balance - March 31, 2025	6,158	$1	-	$-	16,422,190	$1,643	$68,164,672	$(71,663,313)	$-	$(3,496,997)

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	(2,613,283)	-	(2,613,283)
Issuance during the period*	-	-	-	-	500	-	-	-	-
Share based compensation	-	-	-	-	-	-	373,977	-	-	373,977
Balance - June 30, 2025	6,158	$1	-	$-	16,422,690	$1,643	$68,538,649	$(74,276,596)	$-	$(5,736,303)

*	The shares are issued at par value of $0.0001/share, the actual value of 500 shares is $0.05 (500*$0.0001/share)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023 (Restated)	—	$—	4,639,643	$464	$6,027,153	$(10,001,858)	$(325,279)	$(4,299,520)
Net income	—	—	—	—	—	62,770	31,980	94,750
Balance, March 31, 2024 (Restated)	-	$—	4,639,643	$464	$6,027,153	$(9,939,088)	$(293,299)	$(4,204,770)

Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	—	—	354,441	36	(325,315)	—	325,279	-
Escrow shares released from stock payable	—	—	239,424	24	127,686	—	—	127,710
Shares issued as conversion of debt of VSee debt holders	—	—	12,846	1	155,564	—	—	155,565
Reverse recapitalization	—	—	3,603,966	360	(17,957,293)	—	—	(17,956,933)
Shares issued as consideration to iDoc shareholders	—	—	4,950,000	495	67,450,680	—	—	67,451,175
Shares issued as conversion of iDoc debt as part of the consideration in the acquisition	—	—	592,500	59	1,184,941	—	—	1,185,000
Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	300	—	—	—	300,000	—	—	300,000
Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	—	—	300,000	30	599,970	—	—	600,000
Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	220	—	—	—	220,000	—	—	220,000
Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	1,268	—	—	—	1,268,000	—	—	1,268,000
Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	4,370	1	—	—	4,369,999	—	—	4,370,000
Shares issued to settled iDoc debt holders	—	—	114,000	12	227,988	—	—	228,000
Stock based compensation	—	—	—	—	26,321	—	—	26,321
Net loss	—	—	—	—	—	(634,122)	(31,980)	(666,102)
Balance, June 30, 2024 (Restated)	6,158	$1	14,806,820	$1,481	$63,675,694	$(10,573,210)	$-	$53,103,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025

	For Six Months Ended
	June 30,
	2025	2024
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,572,723)	$(571,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of financial instruments	138,020	1,618,234
Original issue discount and interest accrued on Quantum Convertible Note	—	304,932
Change in fair value of financial instruments	1,416,296	(548,100)
Loss on extinguishment of loan	126,125	—
Deferred Tax assets and liabilities	—	(1,679,404)
Amortization of discount on note payable	—	7,000
Allowance for expected credit losses	246,884	21,428
Depreciation and amortization	1,294,636	2,091
Stock-based compensation	764,036	474,251
Amortization of right-of-use assets	41,815	3,540
Changes in operating assets and liabilities:
Accounts receivable	(147,264)	191,774
Due from related party	290,534	—
Prepaids and other current assets	36,787	(16,208)
Accounts payable and accrued liabilities	951,797	(2,318,197)
Deferred revenue	682,287	120,968
Due to related party	—	(210,697)
Operating lease liabilities	(34,324)	—
Right-of-use liabilities	—	5,526
Net cash used in operating activities	$(765,094)	$(2,594,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Business Combination- iDoc	—	29,123
Purchases of fixed assets	(15,466)	(45,513)
Net cash used in investing activities	$(15,466)	$(16,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Quantum Convertible Note	—	2,700,000
Proceeds from reverse recapitalization with DHAC	—	1,323,362
Repayment on Encompass Purchase liability	(44)	(1,030)
Repayment on advances of related party	—	(47,800)
Repayment on Extension Note	—	(365,750)
Payment to shareholder	(10,000)	—
Proceeds from issuance of common stock	90,634	—
Proceeds from notes issued during the period	726,237	—
Payments on factoring payable	(35,787)	(10,941)
Payments on finance lease liability	(25,000)	—
Net cash provided by financing activities	$746,040	$3,597,841

NET CHANGE IN CASH	(34,520)	987,237
Cash, Beginning of Period	326,115	118,734
CASH, END OF PERIOD	$291,595	$1,105,971

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$135,205	$—
Cash paid for taxes	$—	$2,772
Non-cash investing and financing activities:
Net liabilities acquired in reverse merger	$—	$(18,704,806)
Shares issued to DHAC Sponsor group for debt settled	$—	$1,268,000
Shares issued to A.G.P. Underwriter	$—	$4,370,000
Shares issued to VSee debt holders	$—	$1,310,710
Fair value of shares issued in iDoc acquisition	$—	$68,907,052
Acquisition of non-controlling interest in TAD	$—	$325,279

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

Note 2 Restatement of Previously Issued Financial Statements

Restatement of VSee Lab, Inc. Condensed Consolidated Financial Statements as of June 30, 2024

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified certain errors with the recognition and measurement of certain assets and liabilities in the condensed consolidated balance sheet of VSee Lab as of June 30, 2024 and the cutoff of revenue transactions in the condensed consolidated statement of operations for the three and six months ended June 30, 2024. The Company determined that the previously issued condensed consolidated financial statements of VSee Lab (on a standalone basis, prior to the closing of the Business Combination) are materially misstated and should no longer be relied upon. The identified errors impacting the previously issued VSee Lab standalone condensed consolidated financial statements include:

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

Consolidated Balance Sheet as of June 30,2024	As Reported	Adjustment	As Restated
Accounts receivable	$2,513,855	$(1,590,596)	$923,259
Prepaids and other current assets	760,789	(500,000)	260,789
Total current assets	5,166,549	(2,090,596)	3,075,953
Goodwill	59,900,694	1,691,210	61,591,904
Total assets	78,987,750	(399,386)	78,588,364
Accounts payable and accrued liabilities	6,752,985	1,291,896	8,044,881
ELOC Note	500,000	(500,000)	-
Common stock issuance obligation	-	447,930	447,930
Total current liabilities	22,879,867	1,239,826	24,119,693
Deferred tax liability	-	67,378	67,378
Total liabilities	24,177,194	1,307,204	25,484,398
Additional paid-in-capital	64,582,130	(906,436)	63,675,694
Accumulated deficit	(9,773,056)	(800,154)	(10,573,210)
Total stockholders’ equity (deficit)	54,810,556	(1,706,590)	53,103,966
Total liabilities and stockholders’ equity (deficit)	$78,987,750	$(399,386)	$78,588,364

Consolidated Statement of Operations for the three months ended June 30, 2024	As Reported	Adjustment	As Restated
Cost of revenues	$486,640	$447,930	$934,570
Gross margin	1,224,926	(447,930)	776,996
Compensation and related benefits	918,411	(5,668)	912,743
General and administrative expenses	509,050	59,419	568,469
Transaction expenses	980,807	(752,500)	228,307
Total operating expenses	2,408,268	(698,749)	1,709,519
Net operating (loss) profit	(1,183,342)	250,819	(932,523)
Interest expense	(349,695)	7,860	(341,835)
Total other income (expense), net	(1,419,827)	7,860	(1,411,967)
(Loss) income before income taxes	(2,603,169)	258,679	(2,344,490)
Provision for income tax	2,241,208	(562,820)	1,678,388
Net loss	(361,961)	(304,141)	(666,102)
Net loss attributable to stockholders	(329,981)	(304,141)	(634,122)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.12)

Consolidated Statement of Operations for the six months ended June 30, 2024	As Reported	Adjustment	As Restated
Revenues, technical engineering fees	$352,889	$125,000	$477,889
Total Revenue	3,207,561	125,000	3,332,561
Cost of revenues	872,893	447,930	1,320,823
Gross margin	2,334,668	(322,930)	2,011,738
Compensation and related benefits	1,811,988	(5,668)	1,806,320
General and administrative expenses	660,398	118,838	779,236
Transaction expenses	1,007,145	(752,500)	254,645
Total operating expenses	3,479,531	(639,330)	2,840,201
Net operating (loss) profit	(1,144,863)	316,400	(828,463)
Interest expense	(359,005)	7,860	(351,145)
Total other income (expense), net	(1,429,137)	7,860	(1,421,277)
(Loss) income before income taxes	(2,574,000)	324,260	(2,249,740)
Provision for income tax	2,241,208	(562,820)	1,678,388
Net loss	(332,792)	(238,560)	(571,352)
Net loss attributable to stockholders	(332,792)	(238,560)	(571,352)
Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.11)

Consolidated Statement of Cash Flows for the six months ended June 30, 2024	As Reported	Adjustment	As Restated
Net loss	$(332,792)	$(238,560)	$(571,352)
Stock-based compensation	31,989	442,262	474,251
Deferred tax asset and liabilities	(2,336,506)	657,102	(1,679,404)
Accounts receivable	216,774	(25,000)	191,774
Accounts payable and accrued liabilities	(1,582,393)	(735,804)	(2,318,197)
Deferred revenue	$220,968	$(100,000)	$120,968

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

	Three months Ended June 30,	Three months Ended June 30,	Six months Ended June 30,	Six months Ended June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Net loss	$(2,613,283)	(634,122)	$(6,572,723)	(571,352)
Weighted average shares outstanding – basic and diluted	16,422,651	5,302,490	16,368,555	4,971,066
Net loss per share – basic and diluted	$(0.16)	(0.12)	$(0.40)	(0.11)
Excluded securities:(1)
Public Warrants	11,500,000	11,500,000	11,500,000	11,500,000
Private Warrants	557,000	557,000	557,000	557,000
Bridge Warrants	173,913	173,913	173,913	173,913
Extension Warrants	26,086	26,086	26,086	26,086
September 2024 Warrants	740,741	-	740,741	-
Quantum Convertible Note, related party (2)	1,862,466	1,502,466	1,862,466	1,502,466
Additional Bridge Notes (2)	-	86,692	-	86,692
Exchange Note (2)	827,330	1,324,125	827,330	1,324,125
September 2024 Convertible Note (3)	1,258,733	-	1,258,733	-
Series A Preferred stock common stock equivalents (4)	3,079,000	3,079,000	3,079,000	3,079,000
Stock options granted	803,646	803,646	803,646	803,646
Common stock issuance obligation	51,192	51,192	51,192	51,192
March 2025 Convertible Note (5)	61,718	-	34,974	-
May 2025 Convertible Note (6)	67,617	-	33,808	-

(1)	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the six months ended June 30, 2025, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(3)	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.

(4)	Assumes the maximum conversion thereon at the floor conversion price of $2.00.

(5)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(6)	Includes the interest amount thereon and assumes the closing price as of the reporting date.

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

	Estimated useful life	June 30, 2025	December 31, 2024
Customer relationships	10 years	$2,100,000	$2,100,000
Developed technology	5 years	10,000,000	10,000,000
		12,100,000	12,100,000
Less: Accumulated amortization		(2,209,998)	(1,105,000)
Intangible assets, net		$9,890,002	$10,995,000

Expected amortization expense is as follows:

Year ending December 31, 2025 (Remaining six months)	$1,105,002
Year ending December 31, 2026	2,210,000
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029, and thereafter	2,155,000
Total	$9,890,002

For the three months ended June 30, 2025 and June 30, 2024, the Company recorded amortization expense of $552,500 and $0, respectively, within general and administrative expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded amortization expense of $1,104,998 and $0, respectively, within general and administrative expenses in the condensed consolidated statements of operations.

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

As of June 30, 2025 and December 31, 2024, $132,359 and $96,589, respectively, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

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

Finance Leases

On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024. On December 13, 2024, the Company revised the forbearance agreement with a maturity date of June 2025. Subsequently, on August 27, 2025, the Company revised the forbearance agreement and agreed to a payment on September 5, 2025 and a further payment on November 30, 2025. The remaining balance on the forbearance agreement is due December 10, 2025. Accordingly, the entirety of the finance lease has been reclassified to finance lease liabilities within current liabilities on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Equipment lease	$736,624	$736,624
Less: Accumulated amortization	(372,604)	(200,633)
Leased equipment, net	$364,020	$535,991

Finance lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
Equipment lease	$234,673	$328,833
Less: Current portion	(234,673)	(328,833)
Long term portion	$—	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2025 (Remaining six months)	$258,363
Total future minimum lease payments	258,363
Less imputed interest	(23,690)
Present value of payments	$234,673

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

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Finance lease amortization	$85,986	$3,540
Finance lease interest	12,734	559
Total finance lease expense	$98,720	$4,099

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Finance lease amortization	$171,971	$3,540
Finance lease interest	27,718	559
Total finance lease expense	$199,689	$4,099

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)*	1.1	1.6
Weighted average discount rate	19.3%	19.3%

*	The finance leases of the Company mature on June 30, 2026. However, as of June 30, 2025, and December 31, 2024, entire finance lease liability has been classified as current on the condensed consolidated balance sheet pursuant to the forbearance agreement entered into by the Company with the bank.

Note 6 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	June 30, 2025	December 31, 2024
Accounts payable	$4,402,223	$4,283,397
Accrued compensation and benefits	2,090,240	2,176,070
Accrued interest	536,796	558,358
Accrued sales and use tax	1,157,346	999,547
Accrued financing lease	543,770	446,890
Other accrued liabilities	890,513	879,397
	$9,620,888	$9,343,659

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

1.	A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 total dollar amount of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. The factoring payable under the June 21, 2023, Future Receipt Sale Agreement was $51,300 and $59,527 on June 30, 2025 and December 31, 2024, respectively.

2.	A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 total dollar amount of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023, Future Receipt Sale Agreement was $17,320 and $34,315 on June 30, 2025 and December 31, 2024, respectively.

3.	A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 total dollar amount of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. The factoring payable under the October 13, 2023, Future Receipt Sale Agreement was $74,600 and $85,166 on June 30, 2025 and December 31, 2024, respectively.

Note 8 Line of Credit and Notes Payable, net of discount

The following is a summary of the notes payable as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Notes Payable	2025	2024

Note payable issued November 29, 2021	$336,983	$336,983
Note payable issued December 1, 2021	1,500,600	1,500,600
Note payable issued August 18, 2023	64,000	64,000
Note payable issued November 29, 2023	33,000	33,000
April 2025 convertible note	342,996	-
March 2025 promissory note	488,652	-
March 2025 convertible note	194,791	-
Total notes payable and line of credit	2,961,022	1,934,583
Less: Current portion	(1,460,422)	(433,983)
Less: Fair value adjustment for debt	(906,659)	(906,659)
Total notes payable, net of current portion	$593,941	$593,941

Required principal payments under the Company’s notes payable are as follows:

Year Ending December 31, 2025 (Remaining six months)	$1,460,422
Year Ending December 31, 2026	31,101
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Year ending December 31, 2029	40,646
Thereafter	1,352,125
Total	$2,961,022

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

As of June 30, 2025, and December 31, 2024, the Exchange Note’s fair value was $2,485,636 and $1,499,000. The Company recognized an interest expense of $30,475 (of which $10,158 was paid during the three months ended June 30, 2025), and $60,950 (of which $30,475 was paid during the six months ended June 30, 2025), for the three and six months ended June 30, 2025, and a change in fair value of $22,739 and $986,636 for the three and six months ended June 30, 2025. No interest expense and change in fair value had been recognized for the three and six months ended June 30, 2024. (See Note 15 – Fair Value Measurements).

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

As of June 30, 2025, and December 31, 2024, the Quantum Convertible Note’s fair value were $3,580,612 and $3,248,000 respectively. The Company recognized interest expense of $0 and $540,000 for the three and six months ended June 30, 2025, and a change in fair value of $111,194 and $332,612 for the three and six months ended June 30, 2025. No interest expense or fair value change were recognized for the three and six months ended June 30, 2024 (See Note 15 Fair Value Measurements).

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

During the year ended December 31, 2024, pursuant to the ELOC Agreement and the Company’s purchase notices thereof, the Bridge Investor purchased an aggregate of 380,000 shares of common stock for $760,000 in total proceeds. The Company did not issue any shares during the period ended June 30, 2025. The maximum remaining availability under the ELOC Agreement was $49,240,000 as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, the September Note’s fair value was $2,918,875 and $2,094,000 respectively. The Company recognized interest expense of $58,333 (of which $19,444 was paid during the three months ended June 30, 2025), and $116,667 (of which $58,333 was paid during the six months ended June 30, 2025), and recognized a total change in fair value of $346,141 and $824,875 for the three and six months ended June 30, 2025. No interest expense or fair value change were recognized for the three and six months ended June 30, 2024. (See Note 15 Fair Value Measurements).

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

Note 11 Income Taxes

The components of our loss before income taxes were as follows:

	For the six months ended
	June 30, 2025	June 30, 2024 (Restated)
United States	$(6,554,734)	$(2,249,740)
Total	$(6,554,734)	$(2,249,740)

	For the three months ended
	June 30, 2025	June 30, 2024 (Restated)
United States	$(2,608,799)	$(2,344,490)
Total	$(2,608,799)	$(2,344,490)

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

As of June 30, 2025 and December 31, 2024, no shares of common stock have been issued under the common stock issuance obligation arrangements.

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

Summary information regarding the Company’s operating segments along with the reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes is as follows for the six months ended June 30, 2025 and June 30, 2024:

For the six months ended June 30, 2025	Technology	Telehealth	Total
Revenues:
Subscription fees	2,602,186	-	2,602,186
Professional services and other fees	2,524,852	-	2,524,852
Technical engineering fees	993,493	-	993,493
Patient fees	-	2,069,565	2,069,565
Telehealth fees	-	1,063,269	2,499,662
Institutional fees	-	2,500	2,500
Total revenues	$6,120,531	$4,571,726	$10,692,257

Cost of revenues	3,155,676	2,014,824	5,170,500
Segment gross margin	$2,964,855	$2,556,903	$5,521,758

Less (1):
Compensation and related benefits	3,186,565	1,111,142	4,296,707
General and administrative expenses	913,780	2,625,488	3,539,268

Segment operating loss	$(1,134,490)	$(1,179,298)	$(2,314,217)

Reconciliation to loss before income taxes:
Unallocated corporate overhead expenses			(3,477,046)
Interest expense			(1,123,774)
Other income, net			132,373
Change in fair value of financial instruments			(1,416,296)
Loss on extinguishment of loan			(126,125)
Loss on issuance of financial instrument			(138,020)
Loss before (provision for) benefit from income taxes			$(8,463,105)

For the six months ended June 30, 2024 (Restated)	Technology	Telehealth	Total
Revenues:
Subscription fees	2,042,628	-	2,042,628
Professional services and other fees	749,475	-	749,475
Technical engineering fees	477,889	-	477,889
Patient fees	-	31,520	31,520
Telehealth fees	-	30,569	30,569
Institutional fees	-	480	480
Total revenues	$3,269,992	$62,569	$3,332,561
Cost of revenues	847,562	473,261	1,320,823
Segment gross margin	$2,422,430	$(410,692)	$2,011,738
Less (1):
Compensation and related benefits	1,778,946	27,375	1,806,320
General and administrative expenses	899,644	27,765	927,409
Segment operating loss	(256,159)	(465,832)	(721,991)
Reconciliation to loss before income taxes:
Unallocated corporate overhead expenses			(106,472)
Interest expense			(351,145)
Other income			2
Change in fair value of financial instruments			548,100
Initial in fair value on financial instruments			(1,618,234)
Loss from operations before income taxes			$(2,249,740)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The summary information regarding the reportable segment total assets at June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Total assets
Technology	1,016,971	1,503,995
Telehealth	17,138,696	18,271,724
Non-operating corporate	54,374	216,769
Total	$18,210,041	$19,992,488

	June 30, 2025	December 31, 2024
Total Goodwill
Telehealth	4,916,694	4,916,694
Total	$4,916,694	$4,916,694

Some additional summary information regarding the reportable segment depreciation and amortization, capital expenditures and interest expense at June 30, 2025, and 2024 are as follows:

	June 30, 2025	June 30, 2024
Depreciation and Amortization
Technology	4,887	1,716
Telehealth	1,289,749	375
Total	$1,294,636	$2,091

	June 30, 2025	June 30, 2024
Capital Expenditures
Technology	15,466	10,363
Telehealth	-	35,150
Total	$15,466	$45,513

	June 30, 2025	June 30, 2024
Interest Expense
Technology	39,374	47,205
Telehealth	112,170	3,941
Non-Operating corporate	819,700	299,999
Total	$971,244	$351,145

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

Exchange Note

The Company established the initial fair value for the Exchange Note as of June 24, 2024, the date the Business combination closed. As of June 30, 2025 and December 31, 2024, the fair value was remeasured. The Company uses the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods up to December 31, 2024. For June 30, 2025, the Company has determined the fair value under a default scenario, wherein the expected payout is primarily based on the assumption that settlement will occur on the contractual maturity date. The change in fair value between December 31, 2024 and June 30, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

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

ELOC/Purchase Agreement

The Company established the initial fair value for the ELOC Agreement as of June 24, 2024, the date the Business combination closed. As of June 30, 2025 and December 31, 2024, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC Agreement for the initial periods and subsequent measurement periods. The change in fair value between December 31, 2024 and June 30, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The ELOC Agreement was classified within Level 3 of the fair value hierarchy at June 30, 2025 and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC Agreement were as follows at June 30, 2025 and at December 31, 2024:

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

The change in fair value between December 31, 2024 and June 30, 2025, was recognized in the condensed consolidated statements of operations under change in fair value of financial instruments.

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

March 2025 Convertible Note

The Company established the initial fair value for the March 2025 Convertible Note as of March 20, 2025, which was the date the March 2025 Convertible was funded. As of June 30, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the March 2025 Convertible Note for the initial periods and subsequent measurement periods. The change in fair value between March 20, 2025 and June 30, 2025, was recognized in the condensed consolidated statement of operations under change in fair value of financial instruments.

The March 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of March 20, 2025 and June 30, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at June 30, 2025 and at March 20, 2025:

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

The May 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of May 30, 2025 and June 30, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at June 30, 2025 and at May 30, 2025:

	June 30, 2025	May 30, 2025
Risk-free interest rate	4.27%	4.27%
Expected term (years)	0.34	0.34
Volatility	102.79%	102.79%
Stock price	$1.24	$1.24

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2024, through June 30, 2025, is summarized as follows:

Level 3 Changes in Fair Value of Derivatives for the period from December 31, 2024, through June 30, 2025:

	Quantum			September	March 2025	May 2025
	Convertible Note	Exchange Note	ELOC	Convertible Note	Convertible Note	Convertible Note	Total
Fair value as of December 31, 2024	$3,248,000	$1,499,000	$80,000	$2,094,000	$—	$—	$6,921,000
Initial fair value at issuance	—	—	—	—	238,020	342,996	581,016
(Gain) Loss on change in fair value	332,612	986,636	(20,157)	824,875	(43,229)	—	2,080,737
Fair value as of June 30, 2025	$3,580,612	$2,485,636	$59,843	$2,918,875	$194,791	$342,996	$9,582,753

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the six months ended June 30, 2025, and December 31,2024.

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

On August 28, 2025, the Company entered into an amendment to the Quantum Convertible Note referenced in Note 8, Line of Credit and Notes Payable, net of discount. The amendment provides for additional cash proceeds of $380,000 and an equivalent increase to the principal balance outstanding as of June 30, 2025, of $3,000,000. The amendment did not result in any other changes to the terms of the existing Quantum Convertible Note agreement. The March 2025 Convertible Note (refer to note 8) will be receiving an equity kicker of 500,000 restricted common shares for their assistance with the additional Quantum Convertible Note investment.

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

RESTATEMENT NOTE

The sole purpose of this Amendment to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the U.S. Securities and Exchange Commission on October 15, 2025 (the “Original Filing”), is to furnish revisions to certain areas of the condensed consolidated financial statements.

The aforementioned revisions to the condensed consolidated financial statements include the following:

●	Insignificant corrections of certain dollar amounts or verbiage within the condensed consolidated financial statements, that were erroneously omitted or mistyped.

●	Formatting, pagination, and punctuation changes.

The revisions are not material in nature, however this Amendment corrects those issues.

None of the aforementioned revisions had an impact on net loss or stockholders’ deficit.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Operating expenses for the six months ending June 30, 2025, increased by $4,694,320 or 165% compared to the same period last year. The growth was driven by higher general and administrative expenses of $3,425,827, an increase of 440%, mainly due to higher expenses of $1,921,096 or 100% from the acquisition of iDoc, primarily related to amortization and depreciation expenses of $1,289,724, bad debt expenses of $246,883, and insurance-related expenses of $57,444. Additionally, expenses increased by $1,656,721, or 100%, from the recapitalization with DHAC, primarily due to professional and advisory service fees, which were slightly offset by a decrease of $151,991 in expenses from the VSee Lab business. The rise in operating expenses was also driven by $1,523,138 or 84% higher compensation-related expenses, $913,669 from the acquisition of iDoc and recapitalization with DHAC, and $609,470 of compensation in the VSee Lab business, mainly from stock-based compensation. These increases were partly offset by the absence of transaction expenses incurred during the current quarter, resulting in a reduction of $254,645 or 100%, compared to the same period last year.

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

VSEE HEALTH, INC.

Date: November 20, 2025	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 20, 2025	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)