Form 10-K
period 2025-12-31
VSEE HEALTH, INC.
filed 2026-03-31
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 30, 2026, there were 47,299,421 of the registrant’s common stock outstanding.

As used in this Annual Report on Form 10-K, unless otherwise indicated, VSee Health, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “VSee,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2025.

i

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

(a)	prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce;

(b)	seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. In the context of performance claims for products such as VSee Lab and iDoc’s goods and services, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements of the Company or its agents disseminate related to the goods or services comply with disclosure and other regulatory requirements. In addition, with respect to the Company’s commercial products and any future products that are marketed as clinical products, the FDA’s regulations applicable to medical device products prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the FDCA.

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

Furthermore, iDoc has physical operations in Houston, Texas. Such office locations for personnel are contracted via short-term leases.

Employees and Human Capital Management

We currently have approximately 209 full-time equivalent employees and contractors, of which approximately 93 are board certified practicing physicians. Particularly, iDoc has an experienced team of board-certified neurointensivists and radiologists, cardiac specialty trained intensivists, and medical intensivists that treat and coordinate care for acutely ill patients 24/7 in the neurointensive Care Unit (NICU), cardiac intensive care unit, and medical intensive care unit. None of our employees are represented by a labor union.

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

Item 1A. Risk Factors

Risks Related to Our Operation of Business

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting and clinical trial expenses. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and listed Warrants.

If the interpretations, estimates or judgments we use to prepare our financial statements prove to be incorrect, we may be required to restate our financial results, which could have a number of material adverse effects on us.

We have a history of losses, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future.

We have a history of operating losses, including operating losses of $9,582,893 and $62,150,845 for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $82,416,723 at December 31, 2025, and there can be no assurance if or when we will produce sufficient revenue from our operations to support our costs. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources and these expenditures may not result in additional revenue or the growth of our business. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our Common Stock could decline.

There is uncertainty regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2025, which stated that management has concluded that substantial doubt exists about our ability to continue as a going concern for one year after the date our consolidated financial statements are issued. As discussed in Note 1 to our consolidated financial statements, we have an accumulated deficit at December 31, 2025 and continuing net losses and negative cash flows from operations and we expect to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are also described in Note 1 to our consolidated financial statements. As a result of the uncertainty regarding our ability to continue as a going concern, there is increased risk that you could lose the entire amount of your investment in us. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We have in the past been, and may in the future be, dependent on a limited number of significant customers.

Due to the size and nature of our arrangements with customers, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. In 2025, our three largest customers accounted for 45% of our total 2025 revenue. In 2024, our two largest customers accounted for 24% of our total 2024 revenue. We cannot predict whether any of these customers will have a significant downturn in funding, and whether any such downturn, or any loss of funding or delay in payment from any one of these customers resulting therefrom, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, our management identified material weaknesses in our internal control over financial reporting related to the lack of sufficient number of personnel within the accounting function to adequately segregate duties, we did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, we did not have a formalized control environment and oversite of controls over financial reporting, and we lack proper accounting for significant or non-recurring transactions.

We intend to continue to take steps to enhance our internal controls, including implementing additional internal procedures and utilizing well-established external consulting resources with experience and expertise in accounting principles generally accepted in the United States (“U.S. GAAP”) and public company accounting and reporting requirements.

If we are unable to remediate the material weaknesses and achieve and maintain effective internal control over financial reporting and effective disclosure controls, our business could be adversely affected. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with this annual report on Form 10-K for the year ended December 31, 2025.

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

Investors could experience a reduction in share price for our Common Stock they own, or dilution resulting from the exercise of warrants into Common Stock or the conversion of preferred stock into Common Stock, or the vesting and settlement of equity grants to employees, directors and consultants.

As warrant holders exercise warrants to purchase Common Stock, or holders of preferred stock convert their preferred stock into Common Stock, and then attempt to sell those shares into the market, if there is not demand for shares of our Common Stock equal to, or greater than, the number of shares such security holders seek to sell, the price of our Common Stock could decline. If an employee, director or consultant who received restricted stock units or other equity awards as part of a compensation plan attempts to sell those shares into the market without equal or greater demand in the market for those shares, such attempted sales of our Common Stock could negatively impact the price of our Common Stock. The creation of Common Stock shares from warrants or preferred stock conversions, or the granting of stock or other equity under a compensation plan that results in the issuance of Common Stock, will create dilution for Common Stockholders, and potentially impact the per share value of our Common Stock, impacting their investments.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our Common Stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may reduce the trading activity in the secondary market for our Common Stock, so stockholders may have difficulty selling their shares.

We will continue to incur significant costs from operating as a public company, and our management expects to devote substantial time to public company compliance programs.

As a public company, we have and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the way we operate our business. Our management and other personnel devote, and likely will continue to devote, a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costlier.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our Common Stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future and, as such, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our Common Stock and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our current loan facility and any future loan arrangements we enter into may contain terms prohibiting or limiting the number or amount of dividends that may be declared or paid on our Common Stock. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

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

Item 2. Properties

Our principal executive offices are located at 980 N Federal Hwy #304, Boca Raton, FL 33432, and our telephone number is (561) 672-7068. Our website can be found at https://vseehealth.com/.

Furthermore, iDoc has physical operations in Houston, Texas. Such office location for personnel is contracted via short-term leases.

Item 3. Legal Proceedings

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market and Dividends

Our Common Stock and public warrants are currently listed on the Nasdaq Capital Market under the symbol “VSEE” and “VSEEW”, respectively. On March 30, 2026, the closing sale price of our Class A Common Stock was $0.24 per share.

As of March 30, 2026, there were approximately 47,299,421 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of Common Stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” in this Annual Report and the section herein entitled “Cautionary Note on Forward-Looking Statements.”

Overview

Prior to June 24, 2024, we were a blank check company incorporated in the State of Delaware organized for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 24, 2024, we completed the Business Combination pursuant to the Business Combination Agreement dated as of November 21, 2023, as amended by the first amendment dated February 13, 2024, and the second amendment dated April 17, 2024 (as amended, the “Business Combination Agreement”) that we entered into with VSee Lab and iDoc. Upon the completion of the Business Combination, we changed our name to “VSee Health, Inc.” and the business of VSee Lab and iDoc became our business.

Our wholly-owned subsidiary VSee Lab is a telehealth software platform. VSee Lab’s proprietary technology platform and modular software solution empower users to plug and play telehealth services with end-to-end encrypted video streaming integrated with medical device data, electronic medical records, and other sensitive data, with multiple other interactive functionalities that enable teamwork that VSee Lab believes are not available from any other system worldwide. Our company’s core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem. Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing, healthcare industry. Our company will also be able to white label our solutions, so they fit into the plans and strategies of our clients, all on a platform that is high-performance and highly scalable.

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

We strive to be the solutions provider of access to the shortage of intensivists across the care continuum utilizing sophisticated telehealth solutions to bridge the care gap. In a post Covid, physician burnout health care system, we aim to provide a solution to physician burnout and to a lack of patient access to quality intensive care. By using the sophisticated leading telehealth software and hardware devices, we provide access to highly skilled physicians in the highest acuity in patient setting, the ICU. We provide elite physician services in the Intensive care units of major hospital systems and other customers. Our core service delivers general critical care, neurology, EEG reading, and neuro critical care through a custom internal virtual health care technology platform. We also serve a diverse range of customers from large hospital systems to small/micro hospitals, to long-term acute care (LTAC) facilities to the federal prison system and others. We connect critically ill patients to high quality Neurointensivists, general and cardiac intensivists and specialty specific e-consultations and helps to improve outcomes for patients as well as improved productivity and physician burnout while reduced costs for health systems. We have developed a unique quality control program in collaboration with each hospital by development of a hospital specific reporting dashboard to monitor and achieve high quality critical care quality. In addition, current workflows and protocols are evaluated to adjust to incorporate critical care. Continuous process improvement and readjustment of target metrics with the ICU team to maximize patient safety and improve outcomes.

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

Significant Accounting Policies and Critical Accounting Estimates

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

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements for the year ended December 31, 2025, included elsewhere in this report. Our critical accounting policies are described below.

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

Contractual terms for subscription services are typically 12 months. Contracts are generally cancellable with a 30-day notice period, and customers are billed in annual, quarterly, or monthly instalments in advance of the service period of the subscription. The Company is not required to refund any prorated prepayment fees invoiced to cover services that were provided.

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

The Company acts as the principal in these arrangements because it controls the medical services before they are transferred to the patient. This control is evidenced by the Company’s primary responsibility for fulfilling the service and its direct authority over the affiliated physicians, including the right to direct their clinical activities and administrative protocols.

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

Revenue from third-party payors is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and expected credit losses . These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, from estimated amounts and such difference could be material.

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

The Company performs goodwill impairment test annually as of year-end at the reporting unit level in accordance with ASC 350 to assess whether the carrying amount of goodwill exceeds its fair value. Additionally, the Company monitors for triggering events on an ongoing basis and performs interim impairment testing when events or changes in circumstances indicate that it is more likely than not (i.e., greater than 50 percent likelihood) that the fair value of a reporting unit is below its carrying amount. This process is designed to ensure that goodwill is stated at no more than its implied fair value at all reporting dates. .The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.

During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the year ended December 31, 2025, the Company conducted a qualitative assessment of goodwill impairment, considering macroeconomic conditions, industry trends, Company performance, and the prior-year impairment. These factors indicated potential impairment triggers, leading the Company to perform a quantitative Step 1 impairment test. Based on the estimated fair value of the reporting unit, which exceeded its carrying amount, the Company concluded that no goodwill impairment was required for the year.

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

Financial Statement Components

Years Ended December 31, 2025, and 2024 Results of Operations

The following table presents VSee Health’s results of operations for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024	Change	%
Revenue	$14,618,184	$10,421,352	$4,196,832	40%
Cost of revenues	7,262,219	3,243,772	4,018,447	124%
Gross margin	7,355,965	7,177,580	178,385	2%
Operating expenses	16,938,858	69,328,425	(52,389,567)	(76)%
Other income (expense)	(5,061,531)	2,805,929	(7,867,460)	(280)%
Net loss before taxes	(14,644,424)	(59,344,916)	44,700,492	75%
Income tax benefit (provision)	(91,560)	1,642,901	(1,734,461)	(106)%
Net loss	$(14,735,984)	$(57,702,015)	$42,966,031	74%

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

Revenue for the year ended December 31, 2025, was $14,618,184, an increase of $4,196,832, or 40%, compared to $10,421,352 for the year ended December 31, 2024. The increase was primarily driven by continued growth from the Company’s iDoc acquisition, completed in June 2024, which contributed $5,084,931, representing an increase of 229% over the prior-year. This growth was fuelled by higher telehealth service volume and patient fees of $2,919,118 and $2,170,193, respectively. Professional services and other fees increased $934,381, or 44%, reflecting higher medical device sales and services rendered in connection with the Company’s HHS contract.

These increases were partially offset by a $884,887, or 22%, decline in subscription revenue attributable to a reduction in recurring enterprise-level subscriptions, and a $937,593, or 47%, decrease in technical engineering services revenue, reflecting lower client utilization during the current year.

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

Cost of revenues for the year ended December 31, 2025, was $7,262,219, representing an increase of $4,018,447, or 124%, as compared to $3,243,772 for the year ended December 31, 2024. The increase was primarily attributable to growth within the Company’s iDoc business unit, driven by a $1,883,533 increase in medical independent contractor costs reflecting higher telehealth service delivery volume, and a $476,189, or 48%, increase in salaries and wages supporting iDoc’s expanded operations. Within the VSee Lab business unit, the increase was further driven by higher overseas payroll of $637,603, increased medical equipment and device costs of $387,449 associated with the Company’s HHS contract and $216,400 in physician labor costs incurred for the first time during the current year.

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

Operating expenses for the year ended December 31, 2025, were $16,938,858, a decrease of $52,389,567 or 76% as compared to $69,328,425 for the year ended December 31, 2024. The decline was due to the absence of goodwill impairment charges during 2025, resulting in a reduction of $56,675,210 or 100%, compared to the prior year. The decrease was also due to the absence of transaction expenses during 2025, resulting in a reduction of $792,796 or 100%, compared to the prior year. These decreases were offset by higher general and administrative expenses of $3,483,314, an increase of 53%, primarily from an increase in amortization expense of $1,105,000 reflecting a full year of iDoc intangible asset amortization, a $952,680 increase in audit fees, and a $556,673 increase in bad debt expense, partially offset by decreases in accounting, legal, and printing costs.

The decline in operating expenses was also offset by $1,595,125 or 30% higher compensation-related expenses, driven by $1,825,684 in newly incurred research and development labor costs, a $1,291,454 increase in salaries and bonus expenses, and $364,493 of higher payroll and benefit related expenses, partially offset by a $1,886,505 decrease in G&A payroll reflecting the reallocation of certain labor costs to research and development functions.

Other Income (Expense), net

Other income during the year ended December 31, 2025, decreased $7,867,460 or 280% as compared to the prior year. The decrease was primarily driven by the loss on change in fair value of the debt and derivative financial instruments of $7,626,368, and an increase in the interest expense of $2,600,402, primarily due to the conversion of the total interest due on the Quantum note, new loan agreements entered into in the current year, and default interest incurred during the current year. The decline in other income was partially offset by the improvement in loss on the extinguishment of the loan of $424,777 during the current year, compared to the prior year.

These decreases in other income were also reduced by the net change of $1,845,214 in loss on issuance of debt and derivative financial instruments, and $46,925 of other income recognized during the current year, primarily driven by the Employee Retention Credit (ERC) received by the iDoc business.

Net Loss

Net loss for the year ended December 31, 2025, was $14,735,984, representing an improvement of $42,966,031, or 74%, as compared to a net loss of $57,702,015 for the year ended December 31, 2024. This improvement was driven by the absence of the $56,675,210 in goodwill impairment charges recognized during the prior year, partially offset by $3,901,221 in incremental operating expenses associated with the acquisition of iDoc and the recapitalization transaction with DHAC. The reduction in net loss was further supported by a $178,385 increase in gross margin contribution.

These reductions to the Company’s net loss were slightly offset by a $7,867,460 decrease in other income during the current year as compared to the prior year, and a $1,734,461 decrease in the Company’s income tax benefit, which reflects the non-recurring deferred tax benefit recognized in connection with the iDoc business acquisition during the prior year.

Going Concern, Liquidity and Capital Resources

The Company has incurred multiple years of losses resulting in an accumulated deficit of $82,416,723 as of December 31, 2025 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $3,445,733 for the year ended December 31, 2024. For the year ended December 31, 2024, the Company had a loss from operations of $9,582,893. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2025, the Company had cash of $5,266,286 and working capital deficit of $7,879,201. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources and may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table presents selected captions from the Company’s consolidated statements of cash flows for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Net cash used in operating activities	$(3,445,733)	$(5,789,542)
Net cash used in from investing activities	$(29,928)	$(26,144)
Net cash provided by financing activities	$8,415,832	$6,023,067
Change in cash	$4,940,171	$207,381

The Company’s principal sources of liquidity are cash and cash equivalents, totalling $5,266,286 and $326,115 as of December 31, 2025 and 2024, respectively.

The Company’s future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $3,445,733 for the year ended December 31, 2025. Cash used in operating activities consists of a net loss of $14,361,478, adjusted for non-cash items of $7,390,284 and $3,525,461 increase in net changes in operating assets and liabilities. The increases in accounts payable and deferred revenue primarily drove the increase in operating assets and liabilities.

Cash used in operating activities was $5,789,542 for the year ended December 31, 2024. The change in operating activities presents changes for VSee Lab for the year ending December 31, 2024, and changes for iDoc and DHAC from the Business Combination date of June 24, 2024, to the end of the quarter, December 31, 2024. Cash used in operating activities consists of a net loss of $57,702,015 adjusted for non-cash items of $55,119,167 driven primarily by fair value changes, and a $3,206,694 decrease in net changes in operating assets and liabilities. The decrease in net changes in operating assets was primarily driven by the decreases in accounts payable and accrued liabilities and due to related parties and slightly offset by the reduction in accounts receivable and the increase in deferred revenue.

Cash Used in Investing Activities

Cash used for investing activities for the year ended December 31, 2025, was $29,928, and was driven by the purchase of fixed assets.

Cash used for investing activities for the year ended December 31, 2024, was $26,144, driven primarily by $55,267 for the purchase fixed assets and was slightly offset by $29,123 of cash acquired from the acquisition of iDoc.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2025, was $8,415,832, primarily consisting of $1,759,371, $5,519,085 and $1,500,003 of proceeds from notes issued during the period, proceeds from pre funded warrants and issuance of common stock and offset by $10,000, $179,007, $44, $25,000 and $148,576 for payment to shareholder, payments on factoring payables, payments due on acquisition purchase, payments on financing lease liabilities and repayment on note payable, respectively.

Cash provided by financing activities for the year ended December 31, 2024, was $6,023,067, primarily consisting of $2,700,000 proceeds from the Quantum Note, $2,000,000 proceeds from the September 2024 Convertible Note, $1,323,362 cash from the recapitalization with DHAC, $760,000 proceeds from ELOC and offset by $47,800, $335,750, $61,429, $52,680, $38,889, $38,200, $180,397 and $5,150 for repayment on advances from a related party, Extension Note, exchange note, additional bridge financing, September 2024 Convertible Note, note payable, factoring payable and acquisition purchase, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of VSee Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VSee Health, Inc. (formerly known as Digital Health Acquisition Corp.) (collectively, the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

/s/ WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2025.

San Mateo, California

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VSee Health, Inc.:

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

/s/ WithumSmith+Brown, PC

We served as the Company’s auditor from 2024 through October 2025.

San Francisco, California

August 28, 2025

PCAOB ID Number 100

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$5,266,286	$326,115
Accounts receivable, net of allowance for credit losses of $835,007 and $2,393,033 as of December 31, 2025, and 2024, respectively	2,520,844	1,716,370
Due from related party	304,614	531,656
Prepaids and other current assets	273,663	446,826
Total current assets	8,365,407	3,020,967

Non-current assets
Right-of-use assets, net	13,304	379,585
Intangible assets, net	8,785,000	10,995,000
Goodwill	4,916,694	4,916,694
Fixed assets, net	332,614	680,242
Total assets	$22,413,019	$19,992,488

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$11,536,775	$9,343,659
Deferred revenue	1,324,485	417,815
Due to related parties	51,900	51,900
Operating lease liabilities	10,394	72,836
Financing lease liabilities	131,062	328,833
Factoring payable	-	179,007
Encompass Purchase Liability	650,000	263,918
Equity Line of Credit	-	80,000
Quantum Convertible Note, related party at fair value	351,307	3,248,000
September 2024 Convertible Note, at fair value	-	2,094,000
Loan payable, related party, net of discount	471,651	471,651
Line of credit	456,097	456,097
Notes payable, net of discount	1,241,996	433,983
Exchange Note	-	1,499,000
Common stock issuance obligation	18,941	69,621
Total current liabilities	16,244,608	19,010,320

Non-current liabilities
Notes payable, less current portion, net of discount	593,941	593,941
Operating lease liabilities, less current portion	2,910	269,338
Deferred revenue, net of current portion	-	69,999
Deferred tax liabilities, net	119,192	67,378
Total liabilities	$16,960,651	$20,010,976

Commitments and Contingencies (Note 10)

STOCKHOLDERS’S EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,788 and 6,158 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	1	1
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,193,140 and 16,297,190 shares issued and outstanding as of December 31, 2025, and 2024, respectively	3,319	1,630
Additional paid-in capital	87,865,771	67,683,754
Accumulated deficit	(82,416,723)	(67,703,873)
Total stockholders’ equity (deficit)	5,452,368	(18,488)
Total liabilities and stockholders’ equity (deficit)	$22,413,019	$19,992,488

The accompanying notes are an integral part of these consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024

Revenues
Subscription fees	$3,230,239	$4,115,126
Professional services and other fees	3,102,688	2,108,307
Technical engineering fees	1,042,593	1,980,186
Patient fees	3,377,536	1,207,343
Telehealth fees	3,862,628	1,003,510
Institutional fees	2,500	6,880
Total revenues	14,618,184	10,421,352
Cost of revenues	7,262,219	3,243,772
Gross margin	7,355,965	7,177,580

Operating expenses

Compensation and related benefits	6,901,583	5,306,458
Goodwill impairment charges	-	56,675,210
General and administrative	10,037,275	6,553,961
Transaction expenses	-	792,796
Total operating expenses	16,938,858	69,328,425

Net operating loss	(9,582,893)	(62,150,845)

Other (expense) income
Interest expense	(2,811,861)	(211,459)
Other income, net	47,429	504
Change in fair value of financial instruments	(1,450,271)	6,176,097
Gain on extinguishment of Equity Line of Credit (“ELOC”)	42,394	-
Loss on extinguishment of debt	(221,202)	(645,979)
Loss on issuance of financial instruments	(668,020)	(2,513,234)
Total other (expense) income, net	(5,061,531)	2,805,929

Loss before (provision for) benefit from income taxes	(14,644,424)	(59,344,916)

(Provision for) benefit from income taxes	(68,426)	1,642,901

Net loss	$(14,712,850)	$(57,702,015)

Basic and diluted loss per common share	$(0.73)	$(5.65)
Weighted average number of common shares outstanding, basic and diluted	20,143,393	10,213,036

The accompanying notes are an integral part of these consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

	Series A				Additional		Non-	Total Stockholders’
	Preferred Stock		Common Stock		Paid-	Accumulated	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Equity
Balance, December 31, 2023 (restated)	-	$-	4,639,643	$464	$6,027,153	$(10,001,858)	$(325,279)	$(4,299,520)
Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	-	-	354,441	36	(325,315)	-	325,279	-
Escrow shares released from stock payable	-	-	239,424	24	127,686	-	-	127,710
Shares issued as conversion of debt of VSee debt holders	-	-	12,846	1	155,564	-	-	155,565
Reverse recapitalization	-	-	3,603,966	360	(17,957,293)	-	-	(17,956,933)
Shares issued as consideration to iDoc shareholders	-	-	4,950,000	495	67,450,680	-	-	67,451,175
Shares issued as conversion of iDoc debt as part of the consideration in the acquisition	-	-	592,500	59	1,184,941	-	-	1,185,000
Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	300	-	-	-	300,000	-	-	300,000
Shares issued as conversion of VSee debt with Dominion in connection with the Exchange agreement	-	-	300,000	30	599,970	-	-	600,000
Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	220	-	-	-	220,000	-	-	220,000
Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	1,268	-	-	-	1,268,000	-	-	1,268,000
Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	4,370	1	-	-	4,369,999	-	-	4,370,000
Shares issued to settled iDoc debt holders	-	-	114,000	12	227,988	-	-	228,000
Shares issued upon conversions of Additional Bridge Notes	-	-	60,764	6	159,875	-	-	159,881
Shares issued as part of stock grants to vendors	-	-	227,500	23	625,727	-	-	625,750
Shares issued upon conversion of portion of Exchange Note	-	-	469,606	47	1,177,436	-	-	1,177,483
Shares issued upon conversion of ELOC Commitment Fee Note	-	-	50,000	5	79,495	-	-	79,500
Shares issued upon conversion of Working Capital Funds Advances	-	-	202,500	20	404,980	-	-	405,000
Warrants and commitment shares issued in connection with the September 2024 Note	-	-	100,000	10	(10)	-	-	-
Shares issued under ELOC	-	-	380,000	38	759,962	-	-	760,000
Stock-based compensation	-	-	-	-	826,916	-	-	826,916
Net loss	-	-	-	-	-	(57,702,015)	-	(57,702,015)
Balance, December 31, 2024	6,158	$1	16,297,190	$1,630	$67,683,754	$(67,703,873)	$-	$(18,488)
Stock-based compensation	-	-	903,390	90	1,134,667	-	-	1,134,757
Payment to shareholder	-	-	-	-	(10,000)	-	-	(10,000)
Shares issued upon conversion of preferred stock	(4,370)	-	2,185,000	219	(219)	-	-	-
Proceeds from pre-funded warrants, net of issuance cost	-	-	-		5,519,085	-	-	5,519,085
Shares issued during the year	-	-	13,807,560	1,380	13,538,484	-	-	13,539,864
Net loss	-	-	-	-	-	(14,712,850)	-	(14,712,850)
Balance, December 31, 2025	1,788	$1	33,193,140	$3,319	$87,865,771	$(82,416,723)	$-	$5,452,368

The accompanying notes are an integral part of these consolidated financial statements

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,712,850)	$(57,702,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	-	56,675,210
Shares issued as part of stock grants to vendors	-	98,000
Loss on issuance of financial instruments	668,020	2,513,234
Change in fair value of financial instruments	1,450,271	(6,176,097)
Loss on extinguishment of debt	221,202	645,979
Gain on extinguishment of ELOC	(42,394)	-
Loss on termination of lease	140,709	-
Deferred income taxes	51,814	(1,679,404)
Amortization of discount on note payable	-	7,000
Allowance for expected credit losses	1,029,317	759,782
Depreciation and amortization	2,587,556	1,323,467
Stock-based compensation	1,124,519	896,537
Amortization of right-of-use assets	66,220	55,459
Changes in operating assets and liabilities:
Accounts receivable	(1,833,791)	(1,094,190)
Due from related party	227,042	254,378
Prepaids and other current assets	173,163	(202,245)
Encompass Purchase liability	386,082	-
Accounts payable and accrued liabilities	4,235,940	(1,446,302)
Deferred revenue	836,671	(414,710)
Due to related parties	-	(210,755)
Operating lease liabilities	(55,224)	(92,870)
Net cash used in operating activities	$(3,445,733)	$(5,789,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Business Combination- iDoc	-	29,123
Purchases of fixed assets	(29,928)	(55,267)
Net cash used in investing activities	$(29,928)	$(26,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Quantum Convertible Note	-	2,700,000
Proceeds from September 2024 Convertible Note	-	2,000,000
Proceeds from reverse recapitalization with DHAC	-	1,323,362
Proceeds from ELOC		760,000
Repayment on advances of related party	-	(47,800)
Repayment on Extension Note	-	(335,750)
Payments on Exchange note		(61,429)
Repayment on Additional Bridge Financing	-	(52,680)
Payments on September 2024 Convertible Note		(38,889)
Repayment of notes payable	(148,576)	(38,200)
Payment to shareholder	(10,000)	-
Proceeds from issuance of common stock	1,500,003	-
Proceeds from notes issued during the year	1,759,371	-
Proceeds from pre-funded warrants, net of issuance costs	5,519,085	-
Payments on factoring payable	(179,007)	(180,397)
Payments due on acquisition purchase	(44)	(5,150)
Payments on financing lease liability	(25,000)	-
Net cash provided by financing activities	$8,415,832	$6,023,067

NET CHANGE IN CASH	4,940,171	207,381
Cash, beginning of year	326,115	118,734
CASH, END OF THE YEAR	$5,266,286	$326,115

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$212,476	$111,331
Non-cash investing and financing activities:
Shares issued to non-controlling interest holders in TAD to obtain 100% interest in subsidiary	$-	$325,279
Escrow shares released from stock payable	$-	$127,710
Shares issued as conversion of debt of VSee debt holders	$-	$155,565
Net liabilities acquired in reverse merger	$-	$19,359,122
Finance lease payable reclassed from financing activities to accounts payable	$-	$407,791
Shares issued to iDoc shareholders and upon conversion of iDoc debt as part of the acquisition	$-	$68,907,052
Preferred shares issued as conversion of iDoc debt as part of the consideration in the acquisition	$-	$300,000
Shares issued on conversion of the Exchange Note	$1,739,840	$600,000
Preferred shares issued as conversion of VSee debt as contemplated by the business combination transaction	$-	$220,000
Preferred shares issued as conversion of DHAC sponsor debt as contemplated by the business combination transaction	$-	$1,268,000
Preferred shares issued as conversion of Underwriting Fee as contemplated by the business combination transaction	$-	$4,370,000
Shares issued to settled iDoc debt holders	$-	$228,000
Shares issued as principal payment of Additional Bridge Notes	$-	$159,881
Shares issued as part of stock grants to vendors	$-	$625,750
Shares issued as principal payment of Exchange Note	$-	$1,177,483
Shares issued upon conversion of ELOC Commitment Fee Note	$-	$79,500
Shares issued upon conversion of Working Capital Funds Advances	$-	$405,000
Shares issued upon conversion of Quantum Note	$4,936,550	$-
Shares issued to facilitate Quantum Note conversion	$530,000	$-
Shares issued upon conversion of September 2024 Convertible Note	$3,823,462	$-
Shares issued as payment for March 2025 promissory Note	$706,955	$-
Shares issued upon conversion of March 2025 convertible note	$303,053	$-

The accompanying notes are an integral part of these consolidated financial statements.

VSEE HEALTH, INC.

(FKA DIGITAL HEALTH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in USD, except number of shares and per share data)

Note 1 Organization and Description of Business

VSee Health, Inc., (formerly known as Digital Health Acquisition Corp., a Delaware Corporation) (the “Company”, “we”, “our”, “Vsee Health” or “us”) is a Delaware-based telehealth software company that provides a scalable, application programming interface-driven platform for virtual healthcare delivery. The platform integrates secure video streaming with medical device data, electronic medical records, and other sensitive data, with multiple other interactive functionalities that enable teamwork that VSee believes are not available from any other system worldwide.  Our company’s core platform is a highly scalable, integrated, application program interface (“API”) driven technology platform, for virtual healthcare delivery, with multiple real-time integrations spanning the healthcare ecosystem. Our platform’s APIs power external connectivity and deep integration with a wide range of payors, electronic medical records, third-party applications, and other interfaces with employers, hospital systems, and health systems, which we believe uniquely positions us as a long-term partner meeting the unique needs of the rapidly changing healthcare industry. Our company will also be able to white label our solutions, so they fit into the plans and strategies of our clients, all on a platform that is high-performance and highly scalable.

The Company was formed in Delaware on March 30, 2021, under the name Digital Health Acquisition Corp. (“DHAC”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On June 24, 2024 (the “Closing Date”), the parties consummated the business combination by and among DHAC, DHAC Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a direct, wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, Inc., a Delaware corporation (“VSee Lab”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”) (the “Business Combination”). In connection with the Business Combination, DHAC changed its name from Digital Health Acquisition Corp. to VSee Health, Inc. Furthermore, unless otherwise stated or unless the context otherwise requires, references to “DHAC” refer to Digital Health Acquisition Corp., a Delaware corporation, prior to the Closing Date.

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

In addition, pursuant to the exchange agreement (the “Exchange Agreement”) entered by and among DHAC, VSee Lab and iDoc on November 21, 2023, the Company consummated the exchange of a senior convertible promissory note with an aggregate principal value of $2,523,744 (the “Exchange Note”) and issued the Exchange Note with an institutional and accredited investor (the “Bridge Investor”) on the Closing Date. The Exchange Note is guaranteed by each of the Company, VSee Lab and iDoc and is fully secured by collateral of the Company and its subsidiaries including, without limitation, the intellectual property, trademark, and patent rights. In September 2025, the Company converted $304,288 of outstanding principal together with $150,769 of accrued and default interest under the Exchange Note into 600,000 shares of common stock, and in October 2025, converted an additional $1,219,516 of outstanding principal and $34,959 of accrued interest into 1,673,733 shares of common stock, resulting in the Exchange Note being fully settled with no principal outstanding as of December 31, 2025.

Moreover, in connection with the Closing and pursuant to the convertible note purchase agreement (the “Quantum Purchase Agreement”) entered by and between DHAC and an institutional and accredited investor (the “Quantum Investor”) on November 21, 2023, the Company, on June 25, 2024, issued and sold to the Quantum Investor a 7% original issue discount convertible promissory note (the “Quantum Convertible Note”) in the aggregate principal amount of $3,000,000. On August 28, 2025, the Company agreed to issue 500,000 shares of common stock to the Quantum Investor for facilitating emergency funding and amended the Quantum Convertible Note to increase the principal amount to $3,380,000 and provide for default interest at 22%, issued such shares on October 28, 2025, and in October 2025 converted $4,196,203 of principal and accrued interest into 4,400,000 shares of common stock, resulting in a remaining balance of $351,307.

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

Notwithstanding the legal form of the business combination pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization with VSee Lab as the accounting acquirer and DHAC and iDoc as the accounting acquirees. Accordingly for accounting purposes, the Business Combination is the equivalent of VSee Lab issuing stock for the net assets of DHAC, accompanied by a recapitalization. The net assets of DHAC were combined with those of VSee Lab at historical cost as of the Closing Date, with no goodwill or other intangible assets recorded. For accounting purposes, VSee Lab is treated as the acquirer, which is the entity that has obtained control of another entity and, thus, consummated a business combination. The historical comparative financial information prior to June 24, 2024, as presented in this annual report is that of VSee Lab as VSee Lab is the predecessor of the Company and the accounting acquirer. As such, for accounting purposes, the “Company” as used in this annual report means “VSee Lab” when referring to financial numbers prior to June 24, 2024, and “VSee Health” when referring to financial numbers after June 24, 2024.

As VSee Lab was determined to be the accounting acquirer in the Business Combination, the acquisition of iDoc was treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and was accounted for using the acquisition method of accounting. The consideration transferred to acquire iDoc was allocated to the assets acquired and liabilities assumed based on the estimated acquisition-date fair values. The excess of consideration transferred to effect the acquisition over the fair values of assets acquired and liabilities assumed was recorded as goodwill. Refer to Note 3 Business Combination for further details.

Going Concern

Management has determined that principal conditions including the Company’s liquidity condition and historical operating losses raise substantial doubt about the Company’s ability to continue as a going concern for a period of time of at least one year after the date that the accompanying consolidated financial statements are issued.

The Company has incurred multiple years of losses resulting in an accumulated deficit of $82,416,723 as of December 31, 2025, and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $3,445,733 for the year ended December 31, 2025. For the year ended December 31, 2025, the Company had a loss from operations of $14,712,850. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Management plans to mitigate the substantial doubt raised by the above conditions and concerns via a series of measures, which include:

●	Revenue Enhancement Strategies: The Company including the acquisition of iDoc on June 24, 2024 (See Note 3 - Business Combination) won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline.

●	Additional Financing: The Company is in negotiations with an investor for additional financing, which is expected to support its working capital needs and fund its growth initiatives.

Management has determined that the liquidity condition and historical operating losses raises substantial doubt about its ability to continue as a going concern for a period of time of least one year after the date that the accompanying consolidated financial statements are issued.

There is no assurance that the Company’s plans to alleviate such concerns will be successful or unsuccessful within one year after the date the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio. See Note 12 - Equity for additional information.

The consolidated financial statements include the accounts of VSee Health, Inc. and its subsidiaries, VSee Lab and iDoc, which are both 100% wholly owned subsidiaries of the Company. In addition, the consolidation includes Encompass Healthcare Billing, LLC, a 100% wholly owned subsidiary of iDoc and This American Doc, Inc. (“TAD”) now a wholly owned subsidiary of VSee Lab. All intercompany amounts are eliminated upon consolidation. Prior to June 24, 2024, the consolidated financial statements included the accounts of VSee Lab, Inc. and its 53.8% partially owned subsidiary, TAD.

The accompanying consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2025, and 2024, its results of operations, changes in stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2025, and 2024, in conformity with U.S. GAAP.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, revenue, cost of revenues, goodwill and intangible asset impairment analysis, allowance for credit losses, the fair value of the ELOC Agreement, the ELOC Commitment Fee Note, the Exchange Note, the Additional Bridge Note, the Extension Note, the Quantum Convertible Note, the March 2025 Convertible Note, the May 2025 Convertible Note and the September 2024 Convertible Note (each of these notes as defined in Note 8 Line of Credit and Notes Payable, Net of Discount), stock-based compensation, incremental borrowing rate determination, useful life of intangibles, reserve for income tax uncertainties and other contingencies, and valuation of deferred tax asset.

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

The Company also has service contracts with hospitals or hospital systems, physician practice groups, and other users. These customer contracts typically range from two to three years, with an automatic renewal process. The Company either invoices these customers for the monthly fixed fee in advance or at the end of the month, depending on the contract terms. The contracts typically contain cancellation clauses with advance notice, and revenue for goods and services transferred prior to cancellation is not refundable or creditable; therefore, the Company does not believe that it has any material outstanding commitment for future revenues beyond one year from the end of a reporting period.

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

Subscription Service Contracts and Performance Obligation

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to the Company’s platform. The Company commences revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. The Company’s obligation for its integrated subscriptions is to stand ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress toward satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Deferred revenue consists of the unamortized balance of non-refundable upfront fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

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

The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Under the contracts, the clients pay a fixed rate per user per subscription service. Prior to the start of a contract, clients generally make upfront non-refundable payments to the Company when contracting for implementation services.

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

The Company acts as the principal in these arrangements because it controls the medical services before they are transferred to the patient. This control is evidenced by the Company’s primary responsibility for fulfilling the service and its direct authority over the affiliated physicians, including the right to direct their clinical activities and administrative protocols.

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

The Company commences revenue recognition when the Company satisfies its performance obligation to provide the contractual tele-physician hours services. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to the Company when contracting for Company training, hardware and software installation and integration, which includes a onetime setup of software security, API interfaces, and compatibility between existing hospital equipment and hardware and software. The Company recognizes revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which the Company’s clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and the Company records start-up fees as revenue when the start-up service is completed over time, using the input method to measure progress each financial period.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition:

	December 31,	December 31,
	2025	2024
Timing of revenue recognition
Products and services transferred over time	$4,272,832	$5,129,440
Products and services transferred at a point in time	10,345,352	5,291,912
Total Revenue	$14,618,184	$10,421,352

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

Transaction Expenses

On June 15, 2022, DHAC entered into the original Business Combination Agreement with DHAC Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab, and iDoc. On August 9, 2022, the parties to the Original Business Combination Agreement entered into the First Amended and Restated Business Combination Agreement, pursuant to which the original Business Combination Agreement was amended and restated in its entirety. The parties to the First Amended and Restated Business Combination Agreement entered into the Second Amended and Restated Business Combination Agreement on October 6, 2022, pursuant to which the First Amended and Restated Business Combination Agreement was amended and restated in its entirety, which was subsequently amended by the First Amendment to the Second Amended and Restated Business Combination Agreement dated November 3, 2022. On November 21, 2023, DHAC, Merger Sub I, Merger Sub II, VSee Lab and iDoc entered into the Third Amended and Restated Business Combination Agreement, which was subsequently amended by the First Amendment to the Third Amended and Restated Business Combination Agreement on February 13, 2024 and the Second Amendment to the Third Amended and Restated Business Combination Agreement on April 17, 2024 (as amended, the “Business Combination Agreement”) and concurrently entered into various transactions that provide financing for DHAC, VSee Lab, iDoc and the Company (together with the other agreements and transactions contemplated by the Business Combination Agreement, the Business Combination. During the years ended December 31, 2025 and 2024, the Company (which, for accounting purposes, refers to VSee Health, Inc. after June 24, 2024 and VSee Lab, Inc. prior to June 24, 2024) incurred transaction expenses related to the business combination of $0 and $792,796, respectively, for professional fees, including legal, taxation, business consulting, and audit services.

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

	Year Ended December 31,
	2025	2024

Net loss	$(14,712,850)	$(57,702,015)
Weighted average shares outstanding – basic and diluted	20,143,393	10,213,036
Net loss per share – basic and diluted	$(0.73)	$(5.65)
Excluded securities:(1)
Public Warrants	9,877,432	11,500,000
Private Warrants	557,000	557,000
Bridge Warrants	173,913	173,913
Extension Warrants	26,086	26,086
September 2024 Warrants	740,741	740,741
Common Stock Warrants	19,672,130	-
Quantum Convertible Note, related party (2)	206,928	1,862,466
Exchange Note (3)	-	827,330
September 2024 Convertible Note (3)	-	1,258,733
Series A Preferred stock common stock equivalents (4)	894,000	3,079,000
Stock options granted	803,646	803,646
Common stock issuance obligation	51,192	51,192

(1)	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2025 and 2024, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00, was partially converted during the year in 2025.

(3)	Fully converted during the year 2025.

(4)	Assumes the maximum conversion thereon and at the floor conversion price of $2.00, partially converted during the year 2025.

The pre-funded warrants of 9,836,065 which were issued in November 2025 were included in the computation of basic and diluted net loss per share, as the pre-funded warrants are exercisable for nominal consideration.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of December 31, 2025, and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of federally insured limit as of December 31, 2025, was approximately $4,449,913. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

As of December 31, 2025, and December 31, 2024, the allowance for credit losses was $835,007 and $2,393,033, respectively. For the years ended December 31, 2025, and 2024, the Company recognized $1,029,317 and $514,282, respectively, of credit loss expense within general and administrative expense on the consolidated statements of operations.

The following table presents the Company’s allowance for credit losses at December 31, 2025, and December 31, 2024:

	December 31,	December 31,
	2025	2024
Beginning allowance for credit losses	$2,393,033	$32,457
Add: Allowance for credit losses, due to acquisition	—	1,696,553
Add: Provision for credit losses	1,029,317	514,282
(Less)/Add: Accounts receivable write-off included in allowance for credit losses above	(2,587,343)	149,741
Ending allowance for credit losses	$835,007	$2,393,033

Prepaids and Other Current Assets

Prepaid assets are costs that have been paid but are not yet used up or have not yet expired. As the amount expires, the current asset is reduced, and the amount of the reduction is reported as an expense on the consolidated statements of operations.

Leases

The Company accounts for leases under ASC 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, (5) the leased asset is so specialized that the asset will have little to no value at the end of the lease term. A lease is classified as an operating lease if it does not meet any one of the above criteria.

Operating leases are included in right-of-use assets, net and operating lease liabilities, less current portion on the Company’s consolidated balance sheets. Finance leases are included in fixed assets, net and financing lease liabilities on the Company’s consolidated balance sheets. Operating and finance lease right-of-use assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. As we do not have any outstanding public debt, we estimated the incremental borrowing rate based on our estimated credit rating and available market information. The incremental borrowing rate is subsequently reassessed upon a modification to the lease agreement.

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

The Company also elected the practical expedient to account for lease and non-lease components as a single lease component. Accordingly, the Company shall include non-lease components with lease payments for the purpose of calculating lease assets and liabilities to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.

Costs associated with operating leases are recognized on a straight-line basis within “General and administrative” expenses over the term of the lease. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term and presented within “General and administrative” expenses in the consolidated statements of operations. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term

Stock-based Compensation

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

Deferred Revenue

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The timing of revenue recognition, billing, and cash collections results in billed accounts receivable and deferred revenue, primarily attributable to the unamortized balance of nonrefundable upfront fees related to subscription services, which are classified as current and non-current based on the timing of when the Company expects to recognize revenue on the consolidated balance sheets. Accounts receivable is recognized in the period in which the Company’s right to the consideration is unconditional. Contract liabilities consist of billing in excess of revenue recognized primarily related to deferred revenue.

As of December 31, 2025, and 2024, the Company had $1,324,485 and $417,815, respectively, of contract liabilities (current portion) associated with customer deposits for subscription, professional, and technical engineering services, which were reported in deferred revenue on the consolidated balance sheets. The Company expects to recognize all of the deferred revenue related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025, as revenue by December 31, 2026. As of December 31, 2025, and December 31, 2024, the non-current portion of deferred revenue was $0 and $69,999, respectively.

The following table summarizes deferred revenue activities for the years presented:

	December 31,	December 31,
	2025	2024
Beginning of year	$487,814	$902,524
Additions	2,431,300	1,519,617
Revenue recognized	(1,594,629)	(1,934,327)
End of year	$1,324,485	$487,814

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

In the aggregate, the Company had three customers whose accounts receivable represented 43% of the Company’s total accounts receivable as of December 31, 2025. In the aggregate, the Company had two customers whose accounts receivable represented 50% of the Company’s total accounts receivable as of December 31, 2024.

The Company had three customers that in the aggregate accounted for 45% of total revenue for the years ended December 31, 2025, and two customers that in the aggregate accounted for 24% of total revenue for the year ended December 31, 2024. Although the Company seeks to reduce dependence on those customers, the partial or complete loss of certain of these customers could have at least a temporary adverse effect on the Company’s results of operations.

The Company had two vendors whose accounts payable and accrued liabilities represented 31% of the Company’s total accounts payable and accrued liabilities as of December 31, 2025. The Company had one vendor whose accounts payable and accrued liabilities represented 22% of the Company’s total accounts payable and accrued liabilities as of December 31, 2024.

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815 (Derivatives and Hedging). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Fixed Assets

Fixed assets are recorded at historical cost, less accumulated depreciation. The Company expenses fixed assets purchased that are less than $1,000. Depreciation is calculated on the straight-line method over the estimated useful lives of these respective assets, which is three to ten years. Repair and maintenance costs are charged to expenses as incurred. Fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Office equipment	3-5 years
Medical equipment	3-10 years
Furniture	3-7 years
Leased equipment	Shorter of lease term or estimated useful life
Leasehold improvements	3-7 years

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

The Company performs goodwill impairment test annually as of year-end at the reporting unit level in accordance with ASC 350 to assess whether the carrying amount of goodwill exceeds its fair value. Additionally, the Company monitors for triggering events on an ongoing basis and performs interim impairment testing when events or changes in circumstances indicate that it is more likely than not (i.e., greater than 50 percent likelihood) that the fair value of a reporting unit is below its carrying amount. This process is designed to ensure that goodwill is stated at no more than its implied fair value at all reporting dates. The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.

During the year ended December 31, 2024, the Company determined there were triggering events that required the Company to perform a quantitative analysis. Based on the analysis, the Company concluded the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2024. For the year ended December 31, 2025, there were either no indicators of impairment, or where such indicators existed, the results of the impairment test showed that the fair value of the Telehealth Services reporting unit exceeded its carrying value and therefore no impairment charge was recognized.

Intangible Assets

Intangible assets are presented at their historical costs, net of amortization. Historical cost of intangible assets acquired in a business combination represents the fair value at acquisition. The fair value at acquisition is determined based on the appraised value of the asset. Intangible assets are comprised of developed technology and customer list (See Note 3 – Business Combination). Developed technology and customer relationships are amortized using the straight-line method over the five-year and ten-year estimated useful lives of the assets, respectively. Identifiable intangible assets subject to amortization consist of the following:

	Estimated	December 31,	December 31,
	Useful Life	2025	2024
Customer relationships	10 years	2,100,000	2,100,000
Developed technology	5 years	10,000,000	10,000,000
Accumulated amortization		(3,315,000)	(1,105,000)
Intangible assets, net		$8,785,000	$10,995,000

Expected amortization expense is as follows:

Year ending December 31, 2026	2,210,000
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029	1,210,000
Year ending December 31, 2030	210,000
Thereafter	735,000
Total	$8,785,000

For the years ended December 31, 2025, and December 31, 2024, the Company recorded amortization expense of $2,210,000 and $1,105,000, respectively, within general and administrative expenses in the consolidated statements of operations.

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

During the years ended December 31, 2025, and 2024, the Company did not identify any impairment of long-lived and intangible assets other than goodwill.

Original Issue Discount on Debt

When the Company issues note payable with a face value higher than the proceeds it receives, it records the difference as a debt discount and amortizes the discount as interest expense over the life of the underlying note payable.

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

Recent Accounting Pronouncements

Recent Accounting Standards Adopted by the Company

ASU 2023-09: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025. The Company adopted the standard prospectively.

Recent Accounting Pronouncements Not Yet Effective

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

ASU 2024-04: In November 2024, the FASB issued this ASU, Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments.  The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

ASU 2025-03: In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

ASU 2025-04: In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

ASU 2025-05: In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

ASU 2025-06: In September 2025, the FASB issued ASU 2025-06- Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

ASU 2025-11 In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

ASU 2025-12: In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the consolidated financial statements.

Management does not believe that above recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted. The Company continues to evaluate the impact of new accounting pronouncements, including enhanced disclosure requirements, on its business processes, controls and systems.

Note 3 Business Combination

Acquisition of iDoc Telehealth Solutions, Inc.

On June 24, 2024, the Company completed the Business Combination between DHAC, VSee Lab, Inc. (“VSee Lab”), a company providing comprehensive telehealth platform and software services for U.S. hospitals and enterprises, and iDoc Telehealth Solutions, Inc. (“iDoc”), a tele-intensive acute care and tele-neurocritical care company, providing tele-intensive acute care, and tele-neurocritical care in high value hospital environments. As noted above, the closing of the Business Combination resulted in the acquisition of iDoc and a reverse recapitalization with DHAC (see Note 12 Equity for discussion of recapitalization). The acquisition of iDoc is treated for accounting purposes as VSee Lab being the accounting acquirer and iDoc the acquiree. iDoc can complement VSee Lab’s business by leveraging its extensive telehealth platform, and neuro and general critical expertise to treat and monitor acutely ill patients with diseases of the brain, spinal cord, heart, and lungs that often have complicated medical problems and by responding to the need for rapid, effective treatment of emergency patients and the shortage of critical care experts. The Telehealth market today is one characterized by rapid transformation, with major customers and hospital systems looking to build or add capabilities and major legacy competitors looking to shore up historical limitations. The rapid transformation of the telehealth market indicates strong future growth of the market, and its current offerings provide an attractive value proposition to health systems, medical groups, and individual medical practitioners, driving higher market share.

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

Purchase Consideration

The following table summarizes the purchase consideration for the iDoc acquisition:

Amount
4,950,000 shares of common stock issued to sellers at $12.11 per share	$59,944,500
292,500 shares of common stock issued upon conversion of debt at $12.11 per share	3,542,175
300,000 shares of common stock issued upon conversion of debt at $12.11 per share	3,633,000
300 shares of series A preferred stock issued upon conversion of debt, of which upon conversion, 150,000 shares of common stock are issuable, at $12.11 per share	1,816,500
Total purchase consideration	$68,936,175

A summary of the allocation of the total purchase consideration for iDoc is presented as follows:

Total purchase price consideration, net of cash acquired of $29,123	$68,907,052

Estimated fair value of assets acquired:
Accounts receivable, net*	532,982
Due from related party	992,746
Note receivable, related party	245,500
Prepaid expenses and other current assets	164,661
Customer relationships	2,100,000
Developed technology	10,000,000
Right-of-use assets	695,417
Fixed assets	839,785
Total assets acquired	15,571,091

Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	2,560,775
Line of credit and notes payable	2,516,345
Lease liabilities - operating - related party	265,058
Lease liabilities – operating	430,359
Lease liabilities – finance	736,624
Deferred tax liabilities	1,746,782
Total liabilities assumed	8,255,943

Goodwill	$61,591,904

*	As of the acquisition date, gross contractual accounts receivable was approximately $3.8 million, and the Company expects that approximately $3.3 million will not be collected.

The Company’s consolidated statement of operations for the year ended December 31, 2024 include revenue of $2,217,733 and a net loss of $58,134,446, including goodwill impairment charges of $56,675,210, attributable to iDoc since the date of acquisition.

The Company (as the successor of VSee Lab for accounting purposes) incurred transaction costs related to the iDoc acquisition, and these costs were expensed as incurred in transaction expenses in the consolidated statements of operations for the year ended December 31, 2024.

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of VSee Health’s operations and iDoc’s operations, as though the acquisition of iDoc had been completed as of the beginning of fiscal 2024. The pro forma financial information for the year ended December 31, 2024, combines our results for these periods with that of iDoc’s results for the year ended December 31, 2024.

The following table summarizes the pro forma financial information:

For the Year Ended
December 31, 2024

Total revenues	$12,956,035
Net loss	(58,167,923)
Weighted average shares:
Basic and diluted	15,057,259
Net loss per share:
Basic and diluted	$(3.86)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2025. The financial information for the periods presented above includes pro forma adjustments as follows:

For the Year Ended
December 31, 2024
Operating lease expense	$(2,210,000)
Transaction expenses	$301,013

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

The shares and options granted to VSee shareholders were determined based on the estimated value attributed to VSee of $60.50 million as determined by the Board (“Board of Directors”) in its negotiations with VSee management. The 803,646 options granted (629,344 are fully vested, and 174,302 partially vest at closing with a portion vesting after one year) at the closing of the business combination and in accordance with ASC 805 are deemed to be part of the consideration granted in the business combination exchange as such no compensation expense is recognized. As such, the fully vested options are considered part of the recapitalization and have no accounting impact. There are a total of 174,302 options issued to employees who will vest between 40% and 60% over a one-year service period subsequent to the business combination which will be valued as of June 24, 2024 the grant date (see Note 12 for further discussion).

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

Cash - Trust and cash	$1,323,362

Liabilities assumed
Accrued Expenses	(5,530,630)
Due to Sponsor	(657,659)
Exchange Note	(6,155,925)
ELOC	(694,512)
Additional Bridge Notes	(466,646)
Promissory Note - Related Party	(350,000)
Promissory Note - SCS Capital Partners LLC	(765,000)
Deferred Underwriting Fee Payable	(4,370,000)
Promissory Note - Extension Note	(335,750)
Extension Note - Embedded Derivative	(33,000)
Total liabilities assumed	(19,359,122)
Net liabilities assumed	$(18,035,760)

Note 4 Fixed Assets

The components of fixed assets are summarized as follows:

	December 31, 2025	December 31, 2024
Office equipment	$47,172	$28,019
Medical equipment	133,869	123,094
Furniture	5,046	5,046
Leased equipment	736,624	736,624
Leasehold improvements	6,604	6,604
	929,315	899,387
Less: Accumulated depreciation	(596,701)	(219,145)
Fixed assets, net	$332,614	$680,242

The Company recorded $33,614 and $17,834 in depreciation expense during the years ended December 31, 2025, and 2024, respectively. Depreciation on leased equipment is included in accumulated depreciation. During the years ended December 31, 2025, and 2024 the Company recorded $343,942 and $200,633, respectively in depreciation expenses related to the leased equipment.

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (see Note 3 Business Combination), the Company acquired, at fair value, $736,624, $79,801, $11,710, $6,605 and $5,045 of leased equipment, medical equipment, office equipment, leasehold improvements and furniture, respectively.

Note 5 Leases

Operating Leases

As a result of the acquisition of iDoc due to closing of the Business Combination on June 24, 2024 (see Note 3 Business Combination), the Company assumed the following operating leases under iDoc. iDoc leased office space in Boston, Massachusetts (“Massachusetts Lease”), Houston, Texas (“Texas Lease”), and Houston, Texas (“New Houston Lease”).

The New Houston Lease commenced on April 1, 2024, and ends on March 31, 2027. Monthly lease payments for the New Houston Lease are $1,000.

The Texas Lease was renewed on February 1, 2022, and was terminated in July 2024, prior to its initial contractual end date of January 31, 2027. As a result of the termination, a related party right-of-use asset of $260,373 and related party lease liability of $265,059 were relieved. Monthly lease payments under the Texas Lease were $10,000.

The Massachusetts Lease commenced on September 1, 2023, and was originally scheduled to end on August 31, 2028. On September 30, 2025, the Company terminated the Massachusetts Lease. As a result of the termination, the Company derecognized a right-of-use asset of $300,061 and a related lease liability of $273,646. Further, on account of the termination, an early termination fee of $114,294 was payable to the lessor. Prior to termination, monthly lease payments were $9,380 between September 1, 2023, and August 31, 2024, $9,630 between September 1, 2024, and August 31, 2025, and $9,870 between September 1, 2025, and September 30, 2025.

The Company has no restrictive covenants related to its operating leases and no leases not yet commenced.

Operating lease expense is recognized on a straight-line basis.

Operating lease right-of-use assets are summarized below.

	December 31, 2025	December 31, 2024
Office lease	$133,112	$433,173
Less: Accumulated amortization	(119,808)	(53,588)
Right-of-use assets, net	$13,304	$379,585

Operating lease liabilities are summarized below:

	December 31, 2025	December 31, 2024
Office lease	$13,304	$342,174
Less: Current portion	(10,394)	(72,836)
Long-term portion	$2,910	$269,338

As of December 31, 2025, and 2024, $300,907 and $96,589, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively. The balance as of December 31, 2025, also includes an early termination fee of $114,294 related to the termination of the Massachusetts Lease.

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2026	$12,000
Year ending December 31, 2027	3,000
Total future minimum lease payments	15,000
Less: Imputed interest	(1,696)
Present value of payments	$13,304

Expenses incurred with respect to the Company’s operating leases which are included in general and administrative expenses on the consolidated statements of operations are set forth below.

	For the Year Ended
	December 31, 2025	December 31, 2024
Operating lease expense	$115,116	$113,149
Total operating lease expense	$115,116	$113,149

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	1.3 years	3.6 years
Weighted average discount rate	18.5%	17.9%

Finance Leases

On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024. On December 13, 2024, the Company revised the forbearance agreement with a maturity date of June 2025. On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment on September 5, 2025, and a further payment on November 30, 2025. The remaining balance on the forbearance agreement is due on December 10, 2025. Pursuant to a subsequent settlement agreement, the Company paid $1,197,891 to the Bank on January 15, 2026, in consideration of the release of certain judgment liens. Accordingly, the entirety of the finance lease has been reclassified to finance lease liabilities within current liabilities on the consolidated balance sheets as of December 31, 2025, and December 31, 2024.

	December 31, 2025	December 31, 2024
Equipment lease	$736,624	$736,624
Less: Accumulated amortization	(544,575)	(200,633)
Leased equipment, net	$192,049	$535,991

Finance lease liabilities are summarized below:

	December 31, 2025	December 31, 2024
Equipment lease	$131,062	$328,833
Less: current portion	(131,062)	(328,833)
Long-term portion	$—	$—

Future minimum payments under the finance lease are as follows:

Total
Year ending December 31, 2026	$142,514
Total future minimum lease payments	142,514
Less: Imputed interest	(11,452)
Present value of payments	$131,062

Total finance lease cash payments made during the years ended December 31, 2025, and 2024, were $25,000 and $0 respectively. As such, as of December 31, 2025, and 2024, $641,558 and $446,890, respectively, of the Company’s financing lease liabilities are included in accounts payable and accrued liabilities on the consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases which are included in the consolidated statements of operations are set forth below.

	For the Year Ended
	December 31, 2025	December 31, 2024
Amortization expense	$343,942	$200,633
Interest expense	45,987	36,865
Total Finance lease expense	$389,929	$237,498

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)*	0.6	1.6
Weighted average discount rate	19.30%	19.30%

*	The finance leases of the Company mature on June 30, 2026. However, as of December 31, 2025, and December 31, 2024, entire finance lease liability has been classified as current on the consolidated balance sheet pursuant to the forbearance agreement entered into by the Company with the bank.

Note 6 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	December 31, 2025	December 31, 2024
Accounts payable	$5,528,161	$4,283,397
Accrued compensation and benefits	2,320,871	2,176,070
Accrued interest	574,232	558,358
Accrued sales and use tax	1,240,381	999,547
Accrued financing lease	641,558	446,890
Other accrued liabilities	1,231,572	879,397
	$11,536,775	$9,343,659

Note 7 Factoring Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following factoring payable liabilities from iDoc (See Note 3 – Business Combination). Except as specifically set forth below, the factoring purchase agreements are not collateralized by a general security agreement over iDoc’s personal property and interests. No interest rate is associated with these factoring purchase transactions and no time during which the amount sold must be collected because the weekly amount is subject to adjustment based on future receipts generated by iDoc or the Company after the closing of the Business Combination.

1.	A Future Receipts Sale Agreement, which iDoc entered on June 21, 2023, pursuant to which iDoc sold $299,000 of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. During the year ended December 31, 2025, the Company entered into a Stipulation of Settlement with the factoring purchaser, under which a previously issued judgment of $161,268 was settled for a fixed settlement amount of $50,000. Following the same the factoring payable under this June 21, 2023, Future Receipt Sale Agreement was fully repaid as of December 31, 2025, the factoring payable balance under the June 21, 2023, Future Receipt Sale Agreement was $59,527 on December 31, 2024.

2.	A Future Receipts Sale Agreement, which iDoc entered on June 28, 2023, pursuant to which iDoc sold $140,000 of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023, Future Receipt Sale Agreement was $34,314 on December 31, 2024. The factoring payable under the June 28, 2023, Future Receipt Sale Agreement was fully repaid as of December 31, 2025.

3.	A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $186,250 of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. During the year ended December 31, 2025, this agreement was terminated pursuant to a payoff arrangement under which the purchaser agreed to accept a fixed amount of $50,000 as full and final settlement of the remaining balance owed. The factoring payable under the October 13, 2023, Future Receipt Sale Agreement was $0 and $85,166 on December 31, 2025 and December 31, 2024, respectively.

4.	A Future Receipts Sale Agreement, which iDoc entered on October 13, 2023, pursuant to which iDoc sold $108,000 of future receipts for a net purchase price of $75,000 and under which iDoc authorized the factoring purchaser to collect $697 per day. The factoring payable under this October 13, 2023 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.

5.	A Future Receipts Sale Agreement, which iDoc entered on November 8, 2023, pursuant to which iDoc sold $111,000 total dollar amount of future receipts for a net purchase price of $75,000 and under which iDoc authorized the factoring purchaser to collect $1,387 daily. The factoring payable under this November 8, 2023 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.

6.	A Future Receipts Sale Agreement, which iDoc entered on December 20, 2023, pursuant to which iDoc sold $228,000 of future receipts for a net purchase price of $150,000 and under which iDoc authorized the factoring purchaser to collect $1,499 daily. The factoring payable under this December 20, 2023 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.

7.	A Future Receipts Sale Agreement, which iDoc entered on January 11, 2024, pursuant to which iDoc sold $53,200 of future receipts for a net purchase price of $31,500 and under which iDoc authorized the factoring purchaser to collect $2,500 weekly for twelve weeks and a $23,200 balloon collection on April 30, 2024. The agreement is collateralized with a security interest in all accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables of the Company. The factoring payable under this January 11, 2024 Future Receipt Sale Agreement was fully repaid as of December 31, 2024.

Note 8 Line of Credit and Notes Payable, net of discount

The following is a summary of the notes payable as of December 31, 2025, and 2024:

	December 31,	December 31,
Notes Payable	2025	2024

Note payable issued November 29, 2021	$336,983	$336,983
Note payable issued December 1, 2021	1,500,600	1,500,600
Note payable issued August 18, 2023	64,000	64,000
Note payable issued November 29, 2023	33,000	33,000
September 2025 promissory note	446,192	-
May 2025 convertible note	361,821	-
Total notes payable	2,742,596	1,934,583
Less: Current portion	(1,241,996)	(433,983)
Less: Fair value adjustment for debt	(906,659)	(906,659)
Total notes payable, net of current portion	$593,941	$593,941

On the notes payable listed above, the weighted average effective interest rate was 13.50% and 5.50% for the years ended December 31, 2025 and 2024, respectively.

Required principal payments under the Company’s notes payable are as follows:

Year Ending December 31, 2026	1,241,996
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Year ending December 31, 2029	40,646
Year ending December 31, 2030	42,198
Thereafter	1,341,028
Total	$2,742,596

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc (See Note 3 – Business Combination).

(1)	On November 29, 2021, the iDoc issued a $654,044 promissory note to a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (6.75% and 7.50% at December 31, 2025, and 2024, respectively) (See Note 10 - Commitments and Contingencies). iDoc is required to pay the loan in 36 payments of $19,409. As of each of December 31, 2025, and 2024, the outstanding balance on the promissory note was $336,983. Pursuant to a subsequent settlement agreement, the Company paid $1,197,891 to the Bank on January 15, 2026, in consideration of the release of certain judgment liens which included the remaining balance due on this note payable. For the years ended December 31, 2025, and 2024, the Company recorded $44,512 and $17,500, respectively in interest related to the promissory note. The accrued interest balance, which was included within accounts payable and accrued liabilities on the consolidated balance sheets, as of December 31, 2025, and 2024, was $0 and $43,961. The note is currently in default and as such, the Company has classified the note in full in current liabilities.

(2)	On December 1, 2021, iDoc issued a promissory note to a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of each of December 31, 2025, and 2024, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly instalment payments, including principal and interest, of $7,682. For the years ended December 31, 2025, and 2024, $56,272 and $28,894 were recorded in interest related to the promissory note, respectively. The accrued interest balance, which were included within accounts payable and accrued liabilities on the consolidated balance sheets, as of December 31, 2025, and 2024, were $200,393 and $144,121. The note is currently in default.

(3)	On August 3, 2023, iDoc issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized total interest expense of $8,580 and $393 for the years ended December 31, 2025, and 2024, respectively. The accrued interest balance, which is included within accrued liabilities on the consolidated balance sheets, as of December 31, 2025, and 2024, were $19,370 and $Nil. As of each of December 31, 2025, and 2024, the outstanding balance of the promissory note was $33,000. The note is currently in default, and as such, the Company has classified the entire note in current liabilities.

(4)	On August 18, 2023, iDoc issued a 8.5% original issue discount promissory note to an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of each of December 31, 2025, and December 31, 2024, the promissory note net of unamortized debt discount was $64,000. The Company recognized $16,640 and $8,597 interest at the default interest for the years ended December 31, 2025, and 2024, respectively. The Company had $30,400 and $17,920 in accrued interest which is included within accounts payable and accrued liabilities in the consolidated balance sheets, as of December 31, 2025, and 2024. The note is currently in default, and as such, the company has classified the note in full in current liabilities.

(5)	On November 13, 2023, iDoc issued a 10% original issue discount promissory note to an accredited investor with a principal balance of $22,000. Notes payable issued with a face value higher than the proceeds it receives are recognized with a debt discount which is amortized as interest expense over the life of the underlying note payable. The promissory note matured on December 13, 2023, and is collateralized by all the assets of the Company. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note shall increase to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized $2,955 in interest at the default interest rate for the year ended December 31, 2024. The note was paid off during the year ended December 31, 2024.

(6)	On January 14, 2024, iDoc issued a note payable to a lender in the amount $16,200. The note payable has an 8% interest rate over the 180 day loan term. The Company recorded $675 of interest expense on the loan for the year ended December 31, 2024. The note was paid off during the year ended December 31, 2024.

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

The March 2025 Convertible Note is secured by substantially all of the Company’s assets and includes certain covenants which restrict the Company’s ability to incur additional indebtedness, grant liens, pay dividends, or dispose of assets without the lender’s consent.

In connection with the March 2025 SPA and March 2025 Convertible Note, the Company also issued 25,000 shares of common stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ equity (deficit) upon issuance.

After analyzing the terms of the March 2025 Convertible Note and its embedded features, the Company elected to account for the March 2025 Convertible Note at fair value under the allowable fair value option election. As such, the Company initially recognized the March 2025 Convertible Note at its fair value of $238,020 and will subsequently measure the note at fair value with changes in fair value recorded in current period earnings. The original discount of $8,696 was recognized in the consolidated statements of operations as the March 2025 Convertible Note is recognized at fair value on a recurring basis. The Company recognized a loss of $138,020 on initial recognition of the March 2025 Convertible Note as the fair value of the March 2025 Convertible Note exceeded the proceeds of $100,000, received on issuance.

On October 21, 2025, the Convertible note consisting of principal amount of $108,696 and accrued interest of $44,017, with an aggregate amount of $152,713, was converted to an aggregate of 320,691 shares of the Company’s common stock at a conversion rate of $0.945 per share. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $150,340, reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion (which was $303,053).

Following this transaction, the March 2025 Convertible Note was fully settled, and no principal remained outstanding as of December 31, 2025.

The interest expense recognized on the March 2025 Convertible Note for the years ended December 31, 2025, and 2024, was $23,350 and $0, respectively. The company has also a default interest of $20,668 for the year ended December 31, 2025. The Company recognized a change in fair value of $179,703 and $0 for the years ended December 31, 2025, and 2024 (See Note 15 – Fair Value Measurements).

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

The March 2025 Promissory Note had an original maturity date of November 1, 2025, and provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, with interest accruing at 5% per annum and payable monthly in cash. Interest in excess of the minimum amount will accrue at a rate of 5% per annum, increasing to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 8 equal instalments of $2,315 per month beginning on April 20, 2025.

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

In connection with the second closing under the Purchase Agreement and the March 2025 Promissory Note, the Company issued 100,000 shares of common shares to the investor as additional consideration for entering into the agreement. The shares were measured at fair value on the issuance date and were treated as debt issuance costs, which was expensed in the consolidated statement of operations and credited to stockholders’ equity (deficit).

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

On November 11, 2025, the Promissory note consisting of principal of $555,555 and accrued interest of $56,323, with an aggregate amount of $611,878 was converted to an aggregate of 941,352 shares of the Company’s common stock at a conversion rate of $0.751 per share. The Company accounted for the conversion under the debt extinguishment model and recognized a loss on extinguishment of $95,077 reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion (which was $706,955).

Following this transaction, the March 2025 Promissory Note was fully settled, and no principal remained outstanding as of December 31, 2025.

The interest expense recognized on the March 2025 Promissory Note for the years ended December 31, 2025, and 2024, was $202,512 and $0, respectively.

April 2025 Promissory Note

On April 15, 2025, the Company issued an unsecured promissory note (the “April 2025 Promissory Note”) to an institutional investor with a principal balance of $70,000. The April 2025 Promissory Note bears interest at a fixed rate of 12.00% per annum for term of six months, equivalent to 2% of the principal balance per month ($1,400 per month), with interest payments due on the 15th day of each month, beginning May 15, 2025. Principal balance and outstanding interest are due and payable on October 15, 2025 (the “Maturity Date”).

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

May 2025 Convertible Note

On May 30, 2025, the Company issued the May 2025 Convertible Note pursuant to the Securities Purchase Agreement dated September 30, 2024. The principal amount of the May 2025 Convertible Note is $216,871. The May 2025 Convertible Note combines the outstanding amount due under the April 2025 Promissory Note, totalling $70,431, with an additional $146,440 of new funding to issue a single Convertible Promissory Note in the principal amount of $216,871. The note matures on November 1, 2025, and accrues interest at 5% per annum, payable monthly in cash. The note provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, and payable monthly and any remaining amount upon repayment. Upon an event of default, the interest rate increases to 24% per annum or the maximum rate permitted by law.

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

On September 3, 2025, the May 2025 Convertible Note was amended, and the principal amount was increased by $62,500 which is payable on November 1, 2025. As of the date of the consolidated financial statements, the note is unpaid and is currently in default.

As of December 31, 2025, the May 2025 Convertible Note’s fair value was $361,821. The interest expense recognized on the May 2025 Promissory Note for the years ended December 31, 2025, and 2024, was $17,341 and $0, respectively. The Company recognized a change in fair value of $61,016 and $0 for the years ended December 31, 2025, and 2024 (See Note 15 – Fair Value Measurements).

September 2025 promissory note

On September 5, 2025, the Company entered into a Master Business Loan Agreement (the “MBLA”), whereby the investor agreed to, for a period of up to three years, make advances to the Company (each, an “Advance”) in the aggregate amount of $2,500,001, upon the Company’s request and satisfaction of certain conditions.

On September 5, 2025, the investor made an initial Advance of $525,000 (the “Initial Advance” or “September 2025 promissory note”). Each additional Advance may not individually exceed $250,000 and may only be made at most every 90 days. The MBLA contains customary representations, warranties, and covenants for a transaction of this nature. During the term of the MBLA, the Company is prohibited from: (i) incurring any indebtedness (other than ordinary course trade debt), and (ii) paying any dividends or making distributions on the Company’s equity interests. The MBLA provides for certain events of default that are typical for a transaction of this type, including, among other things, failure to make payment, default with respect to any other indebtedness of the Company, and any change in ownership of 50% or more of the equity interests of the Company. In connection with the Initial Advance, the Company issued a commercial promissory note to the investor (the “Initial MBLA Note”), which the Company is required to repay in 12 weekly payments of $7,500 each followed by 40 weekly payments of $15,862 each (for an aggregate total of $724,500).

The MBLA Note may be prepaid at any time by payment of an amount equal to the Initial Advance plus 3.167% of the Initial Advance for each month from the date of the advance to the date of payment (subject to a minimum of 20%). Upon an event of default under the MBLA, payment under the Initial MBLA Note may be accelerated and a default fee equal to 10% of the outstanding balance will become due. The Initial MBLA Note, and any future notes issued pursuant to the MBLA, is secured by a junior lien on all assets of the Company and the validity and performance of which are guaranteed personally by Imo Aisiku (the Company’s Co-CEO), Milton Chen (the Company’s Co-CEO), and Jerry Leonard (the Company’s CFO). Mr. Aisiku also entered into a pledge agreement in favour of the investor whereby he pledged, as security for the payment and performance of all obligation so the Company under the MBLA, all shares of common stock and other equity interests held by Mr. Aisiku in the Company.

As of December 31, 2025, and 2024, the outstanding balance on the September 2025 Promissory Note is $446,192 and $0, respectively. The interest expense recognized on the September 2025 Promissory Note for the years ended December 31, 2025, and December 31, 2024, was $69,077 and $0, respectively.

October Promissory Note - 1

On October 9, 2025, the Company entered into a note purchase agreement (the “October Promissory Note - 1 Purchase Agreement”) with an accredited institutional investor (the “October Promissory Note - 1 Investor”) pursuant to which the Company issued to the October Promissory Note - 1 Investor a secured note in the aggregate principal amount of $133,333 (the “10/9/25 Note”) for a purchase price of $120,000. The October Promissory Note - 1 bears interest at the rate of 5% per annum, matures on May 8, 2026, and is secured by all assets of the Company. The October Promissory Note - 1 is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the October Promissory Note - 1, the interest rate will accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the October Promissory Note – 1 remains outstanding, the October Promissory Note - 1 Purchase Agreement: (1) prohibits the Company from entering into a variable rate transaction, (2) requires that the Company provide the 10/9/25 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities.

On December 10, 2025, the October Promissory Note - 1 was entirely paid off by the Company. The interest expense recognized on the October Promissory Note - 1 for the years ended December 31, 2025, and December 31, 2024, was $20,000 and $0, respectively.

October Promissory Note - 2

On October 20, 2025, the Company entered into a note purchase agreement (the “October Promissory Note - 2 Purchase Agreement”) with an accredited institutional investor (the “October Promissory Note - 2 Investor”) pursuant to which the Company issued to the October Promissory Note - 2 Investor a secured note in the aggregate principal amount of $133,333 (the “October Promissory Note - 2”) for a purchase price of $120,000. The October Promissory Note - 2 bears interest at the rate of 5% per annum and matures on May 20, 2026. The October Promissory Note - 2 is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the October Promissory Note - 2, the interest rate on the October Promissory Note - 2 Note shall accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the October Promissory Note - 2 remains outstanding, the October Promissory Note - 2 Purchase Agreement: (1) prohibits the Company from entering into a variable rate transaction, (2) requires that the Company provide the October Promissory Note - 2 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities.

On December 10, 2025, the October Promissory Note - 2 was entirely paid off by the Company. The interest expense recognized on the October Promissory Note - 2 for the years ended December 31, 2025, and December 31, 2024, was $20,000 and $0, respectively.

October 2025 Convertible Note

On October 29, 2025, the Company entered into a convertible note purchase agreement (the “October 2025 Convertible Note Agreement”) with an accredited institutional investor (the “October 2025 Convertible Note Investor”), whereby the October 2025 Convertible Note Investor purchased a convertible promissory note in the initial principal amount of $217,391 (the “October 2025 Convertible Note”) and 50,000 shares of the Company’s common stock for an aggregate purchase price of $201,000. Pursuant to the October 2025 Convertible Note Agreement, until the later of (i) 12 months after execution of the October 2025 Convertible Note Agreement and (ii) the Company’s obligations under the October 2025 Convertible Note are no longer outstanding, the October 2025 Convertible Note Investor has the right, but not the obligation, to purchase another convertible promissory note from the Company on the same terms and conditions as the October 2025 Convertible Note. The October 2025 Convertible Note accrues interest at a rate of 18% per annum; provided that interest for the first eight months accrues immediately and is guaranteed. Interest may be paid in cash or in common stock, as determined by the October 2025 Convertible Note Investor, commencing on December 1, 2025, and the October 2025 Convertible Note matures on October 29, 2026. The Company may prepay 100% of the outstanding balance of the October 2025 Convertible Note at any time the Company is not in default, provided that the Company pays a prepayment fee equal to 10% of the outstanding balance. At any time after January 29, 2026, the October 2025 Convertible Note Investor may convert any portion of the outstanding balance of the October 2025 Convertible Note into common stock at a price equal to $0.48 per share, subject adjustments for dilutive issuances, stock splits, defaults, and low volume of the common stock, as described further therein. The October 2025 Convertible Note may not be converted by the October 2025 Convertible Note Investor into shares of common stock if such conversion would result in the October 2025 Convertible Note Investor and its affiliates owning in excess of 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the 10/29/2025 Note. The October 2025 Convertible Note contains standard and customary events of default and covenants, including that, for as long as the October 2025 Convertible Note remains outstanding: (1) the Company is prohibited from entering into a variable rate transaction, (2) the Company is required to provide the October 2025 Convertible Note Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) if the Company conduct a Qualified Financing (as defined in the October 2025 Convertible Note), the Company must prepay the October 2025 Convertible Note out of proceeds from the Qualified Financing and/or the October 2025 Convertible Note Investor may convert October 2025 Convertible Note at the lower of the conversion price then in effect and 75% of the effective price at which the Company issues securities in the Qualified Financing.

On December 18, 2025, the Company made a payment of $295,290, which included repayment of the $217,391 principal amount, accrued interest of $26,086, and default interest of $51,813. Following this payment, the October 2025 Convertible Note was fully satisfied.

Line of credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate (6.75% and 7.50% at December 31, 2025, and 2024, respectively). On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal Prime Rate (6.75% and 7.50% at December 31, 2025, and 2024, respectively) (See Note 10 - Commitments and Contingencies).

On December 13, 2024, the Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025.

On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025 and a further payment of $100,000 on November 30, 2025. Pursuant to a subsequent settlement agreement, the Company paid $1,197,891 to the Bank on January 15, 2026, in consideration of the release of certain judgment liens which included the remaining balance due on the forbearance agreement. As of December 31, 2025, and 2024, the Company has accrued the obligation in line of credit and note payable, net of discount, and accrued interest is included in accounts payable and accrued liabilities.

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. As of December 31, 2025, and 2024, the Company had an outstanding balance of $456,097 on the line of credit. The Company recorded $60,246 and $23,697 in interest related to the line of credit for the years ended December 31, 2025 and December 31, 2024, respectively. The accrued interest balance, which is included within accounts payable and accrued liabilities on the consolidated balance sheets, as of December 31, 2025, and 2024, was $0 and $52,190, respectively.

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

On September 3, 2025, $304,288 of outstanding principal with accrued interest expense of $137,057 and default interest expense of $13,712 on the Exchange Note was converted into 600,000 shares of common stock. The portion of the Exchange Note converted on this date had a fair value of $450,000.

In October 2025, $1,219,516 of outstanding principal with accrued interest expense of $34,959 on the Exchange Note was converted into 1,673,733 shares of common stock. The Company accounted for the conversion as a change in fair value of $34,541 reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion (which was $1,289,840).

Following this transaction, the exchange note was fully settled, and no principal remained outstanding as of December 31, 2025.

As of December 31, 2025, and December 31, 2024, the Exchange Note’s fair value was $0 and $1,499,000. For the year ended December 31, 2025, the Company recognized interest expense of $222,189, and a change in fair value of $18,651. For the year ended December 31, 2024, the Company recognized a total Exchange Note interest expense of $55,861 and a change in fair value of $3,527,756 (See Note 15 – Fair Value Measurements).

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

The Company recognized a total Additional Bridge Notes interest expense of $42,666 for the year ended December 31, 2024, and a change in fair value of $273,549 for the year ended December 31, 2024 (see further Note 16 Fair Value Measurements). The cash repayments of the note totaled $41,667 for the year ended December 31, 2024.

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

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed certain Extension Note due to the reverse merger with DHAC on June 24, 2024. The Extension Note was paid off in full by the Company in June 2024 and was no longer outstanding as of December 31, 2025.

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

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during the year ended December 31, 2025.

On April 4, 2025, the Company issued 500 shares of its common stock to the Quantum investor at par value of $0.0001 per share.

On August 28, 2025, the Company agreed to issue 500,000 shares of its common stock, to the Quantum investor as consideration for facilitating emergency funding to support the Company. On October 28, 2025, the Company issued the 500,000 shares of its common stock to the Quantum investor in satisfaction of its previously recorded obligation.

On August 28, 2025, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the increase in the aggregate principal amount of the note from $3,000,000 to $3,380,000 and interest on outstanding principal balance shall increase to an annual rate of 22% upon an Event of Default for so long as it remains uncured.

In October 2025, the Promissory note consisting of $3,000,000 of principal and $1,196,203 of accrued interest, with an aggregate amount of $4,196,203 was converted to an aggregate of 4,400,000 shares of the Company’s common stock. The Company accounted for the conversion as a change in fair value of $739,797 reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion (which was $4,936,550).

As of December 31, 2025, and December 31, 2024, the Quantum Convertible Note’s fair value was $351,307 and $3,248,000, respectively. The Company recognized interest expense of $1,197,203 for the years ended December 31, 2025, and a change in fair value of $462,654. The Company recognized interest expense of $185,671 for the year ended December 31, 2024 and a change in fair value of $1,370,234 for the year ended December 31, 2024 (See Note 15 Fair Value Measurements).

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

In connection with the Bridge Investor’s commitment to enter into the ELOC transaction, pursuant to the ELOC Purchase Agreement, the Company agreed to issue a convertible note in a principal amount of $500,000 on the date that is six business days after the business combination. The business combination closed on June 24, 2024, therefore the commitment fee was no longer contingent, and the Company accrued a $500,000 commitment fee payable as of June 24, 2024. On July 2, 2024, the Company issued the $500,000 convertible note to the Bridge Investor (see “ELOC Commitment Fee Note” below). The $500,000 commitment fee was expensed during the year ended December 31, 2024.

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

During the year ended December 31, 2024, pursuant to the ELOC Agreement and the Company’s purchase notices thereof, the Bridge Investor purchased an aggregate of 380,000 shares of common stock for $760,000 in total proceeds. The maximum remaining availability under the ELOC Agreement was $49,240,000 as of December 31, 2024. The Company did not issue any shares during the year ended December 31, 2025.

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

On October 18, 2025, the Company terminated the Equity Purchase Agreement, originally dated November 21, 2023. Upon termination, no further shares may be sold under the ELOC Agreement, and the Company has no remaining obligations under the Equity Purchase Agreement. In accordance with ASC 815, the termination represents a settlement event, and as such the Company has written off the ELOC liability through earnings as of the termination date. The Company recorded a gain on extinguishment of the ELOC liability amounting to $42,394.

The fair value of the equity contract was $80,000 as of December 31, 2024. As a result of the Company’s termination of the ELOC Agreement on October 18, 2025, the fair value of the equity contract was reduced to $0 as of the termination date resulting in a change in fair value of the ELOC of $37,606 during the year ended December 31, 2025. There was a change in fair value of $614,512 for the year ended December 31, 2024. (See Note 15 Fair Value Measurements).

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

On September 30, 2024, the Company and the Bridge Investor mutually agreed to extend the maturity date of the ELOC Commitment Fee Note from September 23, 2024, to December 31, 2024. The Company accounted for the extension of the maturity date as an extinguishment. The Company recorded a gain on extinguishment of $5,000 during the year ended December 31, 2024, in relation to this extension.

In December 2024, the Bridge Investor fully converted this note into 50,000 shares of common stock. The fair value of the ELOC Commitment Fee Note was $79,500 just prior to conversion. The Company recorded a total gain on change in fair value of $510,500 for the ELOC Commitment Fee Note for the year ended December 31, 2024.

September 2024 Security Purchase Agreement

On September 30, 2024, the Company entered into a securities purchase agreement (the “September 2024 SPA”) with an accredited and institutional investor, pursuant to which the Company issued and sold to the investor promissory notes for an aggregate principal amount of $2,222,222 (the “September 2024 Convertible Note”). The Company received $2,000,000 in initial proceeds from the September 2024 Convertible Note, reflecting a 10% original issue discount. The September 2024 Convertible Note had an original maturity date of March 30, 2026, and provides for a minimum interest amount at 15% of the initial principal amount of the note through maturity, or $333,333. Interest in excess of the minimum interest amount (if applicable) will accrue at a rate of 10% per annum. The interest rate on the September 2024 Convertible Note will increase to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 18 equal instalments of $18,519 per month beginning on November 1, 2024. Repayments of principal will be paid in 12 equal instalments of $185,185 per month beginning on May 1, 2025. Any repayments of principal that are not funded through draws on the ELOC Agreement are subject to a 5% cash payment fee.

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

In October 2025, outstanding principal of $2,222,222 and accrued interest of $555,815 on the September 2024 convertible note was converted into 3,698,716 shares of common stock at conversion rates between $0.70 and $1.38.

Following this transaction, the September 2024 convertible note was fully settled, and no principal remained outstanding as of December 31, 2025. The Company accounted for the conversion as a change in fair value of $958,791 reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion (which was $3,732,827).

As of December 31, 2025, and 2024, the September Note’s fair value was $0 and $2,094,000 respectively. The Company recognized interest expense of $629,592 and a total change in fair value of $1,087,013 for the year ended December 31, 2025. The Company recognized a total change in fair value of $132,889 for the year ended December 31, 2024 (See Note 15 Fair Value Measurements).

Underwriters’ Agreement

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed liabilities under an underwriting agreement between DHAC and Alliance Global Partners (“A.G.P.”) dated November 3, 2021 (the “Underwriting Agreement”) due to the reverse merger with DHAC and iDoc on June 24, 2024.

In connection with the $4,370,000 deferred underwriting fee payable to A.G.P. under the Underwriting Agreement, on November 3, 2022 and as further amended on November 21, 2023, DHAC executed a Securities Purchase Agreement (as amended) with A.G.P. (the “A.G.P. Securities Purchase Agreement”). Pursuant to the A.G.P. Securities Purchase Agreement, the Company issued 4,370 shares of Series A Preferred Stock to A.G.P. upon the Closing of the Business Combination. As such, the Company’s obligation under the Underwriting Agreement was performed and the fees payable to A.G.P. under the Underwriting Agreement were settled in full on June 24, 2024. The Certificate of Designation of the Series A Preferred Stock establishes the terms and conditions of the Series A Preferred Stock (see further Note 12 Equity).

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

Subsequent to the balance sheet date, on February 16, 2026, the Company entered into a settlement agreement to fully settle the Encompass Purchase liability for an aggregate amount of $650,000. The settlement consists of (i) a cash payment of $50,000, (ii) issuance of Company shares with an aggregate fair value of $400,000, and (iii) assignment of a loan liability of $200,000. The Company determined that this settlement represents an adjusting subsequent event, as it provides additional evidence about conditions that existed as of the balance sheet date, and accordingly, the consolidated financial statements have been adjusted to reflect the settlement.

As of December 31, 2025, and December 31, 2024, the value of purchase liability related to the Encompass Acquisition agreement was $650,000, and $263,918, respectively.

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

(1)	During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as shares were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related party as of December 31, 2025, and December 31, 2024, was $51,900 and $51,900, respectively.

(2)	During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2025, and 2024, the related party promissory note net of unamortized debt discount was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $31,460 in interest expense for each of the years ended December 31, 2025, and 2024. The Company (as the successor of VSee Lab for accounting purposes) had $80,850, and $49,390 in accrued interest as of December 31, 2025, and 2024, respectively, which is included within accounts payable and accrued liabilities on the consolidated balance sheets.

(3)	On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2025, and December 31, 2024, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $34,320 in interest expense for each of the years ended December 31, 2025, and 2024. The Company (as the successor of VSee Lab for accounting purposes) had $89,760 and $55,440 in accrued interest as of December 31, 2025, and 2024, respectively, which is included within accounts payable and accrued liabilities on the consolidated balance sheets.

(4)	On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2025, and December 31, 2024, the related party promissory note was $70,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $20,020 and $24,325 in interest expense for the years ended December 31, 2025, and 2024, respectively. The Company (as the successor of VSee Lab for accounting purposes) had $37,345, and $17,325 in accrued interest as of December 31, 2025, and 2024, respectively, which is included within accounts payable and accrued liabilities on the consolidated balance sheets.

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024 (See Note 3 – Business Combination).

(1)	A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on December 31, 2025, and December 31, 2024, was $304,614, and $531,656, respectively. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.

(2)	A note receivable that was issued and sold on September 1, 2022, from iDoc to the then CEO of iDoc, Imoigele Aisiku, with a principal balance of $336,000. During the year ended December 31, 2024, the related party note receivable was written off by the Company and no further balance remaining outstanding. The Company recognized a loss of $245,500 upon the write-off of the related party note receivable balance, which was included in the provision for credit losses for the year ended December 31, 2024. No interest was recognized for the year ended December 31, 2024

(3)	iDoc issued a promissory note on May 15, 2023, with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of December 31, 2025, and December 31, 2024, the related party promissory note was $141,651, including a fair value adjustment of $58,349. The loan is included in the Related Party Loan Payable disclosure on the consolidated balance sheets. No interest is recognized for the year ending December 31, 2025 and 2024.

(4)	On March 28, 2024, iDoc issued and sold a secured convertible promissory note in the principal amount of $224,000 (the “Note”) to Mr. David L. Wickersham who became a member of the Company’s board of directors on July 17, 2024. Interest is accrued at $2,000 per month. The Note was fully satisfied and paid off by the issuance of 114,000 shares of the Company common stock to Mr. Wickersham on the maturity date of June 30, 2024.

Related Party Transactions by DHAC

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (See Note 12 – Equity).

(1)	On October 24, 2022, DHAC issued and sold an unsecured promissory note in the aggregate principal amount of $350,000 to Digital Health Sponsor, LLC, the sponsor of DHAC (“Sponsor”) On November 21, 2023, DHAC entered into a Conversion SPA with the Sponsor, pursuant to which the loans in aggregate amount of $350,000 would be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 350 shares of Series A Preferred Stocks to the Sponsor at the Closing.

(2)	On February 2, 2023, SCS Capital Partners LLC, a Sponsor affiliate issued a $250,000 interest-free loan to DHAC for Nasdaq fee payment and litigation expense, and on August 17, 2023, such loan was amended and restated to include an additional $315,000 interest-free loan to DHAC for operating expenses, making the aggregate principal amount to be $565,000. On May 5, 2023, SCS Capital Partners, LLC issued another $200,000 loan to DHAC for operating expenses. The related note bears interest of 10% and would mature on May 5, 2024. On November 21, 2023, DHAC entered into a Conversion SPA with SCS Capital Partners LLC, pursuant to which the loans in aggregate amount of $765,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this promissory note by issuing 765 shares of Series A Preferred Stocks to SCS Capital Partners LLC at the Closing.

(3)	SCS, LLC, as the administrator of DHAC, incurred monthly office management and other operating expenses since the inception of DHAC. As of November 21, 2023, a total of $153,000 office expense was incurred. On November 21, 2023, DHAC entered into a Conversion SPA with SCS, LLC, pursuant to which the outstanding office expenses in aggregate amount of $153,000 will be converted into Series A Preferred Shares at the Closing of the Business Combination. The Company paid off this outstanding office expense by issuing 153 shares of Series A Preferred Stocks to SCS, LLC at the Closing.

(4)	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024 and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of December 31, 2025, and December 31, 2024, the full principal amount of the Quantum Convertible Note plus interest accrued thereof remains due and payable.

(5)	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, Florida. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the year ended December 31, 2024, the Company made cash payments totalling $90,000 to SCS, representing consulting service provided to the Company. In addition, the Company issued 2,500 shares of common stock to SCS with a fair value of $25,000 and recognized total consulting expense of $62,500 related to the stock-based compensation for the year ended December 31, 2024. During the year ended December 31, 2025, the Company has accrued the remaining $37,500 payable to SCS related to the future common stock issuances. During the year ended December 31, 2025, the Company has accrued an amount of $100,000 related to the future common stock issuances.

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

As of December 31, 2025, and 2024, $51,900 of advances due to the Sponsor and certain Sponsor affiliates remain due and payable. The Sponsor has no further obligation to fund working capital needs.

(7)

On December 13, 2024, the Company issued 50,000 shares to Dominion Capital to settle the ELOC Commitment Fee Note upon conversion. After the transfer of the shares, Dominion Capital owned a total of 600,000 shares of the Company as of December 31, 2024.

On November 13, 2025, the Company entered into a new ELOC agreement for $25,000,000 and rendered the former ELOC agreement ineffective. The current ELOC is pending SEC approval to become effective upon the Company successfully filing a S-1 registration with the 2025 audited financial statements.

Note 10 Commitments and Contingencies

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

On July 25, 2024, the Company was notified of a lawsuit filed against it. The plaintiffs’ claims arose out of an alleged breach of contract and unjust enrichment. The plaintiffs are seeking payment under the promissory notes, payments related to the breach of the Encompass Acquisition Agreement, prejudgment and post judgment interest, and reasonable attorneys’ fees. In response to this lawsuit, the Company, through its attorney, denied all allegations of breach of contract and unjust enrichment, and filed a counterclaim seeking breach of contract on the part of plaintiffs for failure to pay amounts owed to Encompass for services it rendered to plaintiffs, and breach of contract for failure to pay a corporate credit card bill, promissory estoppel, and unjust enrichment. As of December 31, 2025, the lawsuit was currently pending in federal court before the US District Court for the District of Colorado.

Subsequent to the balance sheet date, on February 16, 2026, the Company entered into a settlement agreement to fully settle the Encompass Purchase liability for an aggregate amount of $650,000. The settlement consists of (i) a cash payment of $50,000, (ii) issuance of Company shares with an aggregate fair value of $400,000, and (iii) assignment of a loan liability of $200,000. The Company determined that this settlement represents an adjusting subsequent event, as it provides additional evidence about conditions that existed as of the balance sheet date, and accordingly, the consolidated financial statements have been adjusted to reflect the settlement.

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

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following commitments by iDoc due to the reverse merger with DHAC and iDoc on June 24, 2024 (See Note 3 – Business Combination).

(1)	iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of December 31, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the consolidated financial statements as it is due and payable upon invoicing from the vendor for delivery and servicing installation of the Telepresence Robots and software applications.

(2)	iDoc has a promissory note with a principal balance of $200,000 with a related party (See - Note 9 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.

(3)	On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots are deployed. After the number reduces below eleven deployed robots, the amount will pro rate down but will remain in the same ratio as 80% of the monthly revenue generated.

(4)	On November 1, 2023, the iDoc entered a forbearance agreement related to the promissory note and line of credit issued by a bank on November 29, 2021, and its finance leases. (See Note 8 – Line of Credit and Notes Payable). Pursuant to the forbearance agreement, effective November 1, 2023, the interest rate on the promissory note and the line of credit is payable monthly at 3% above the Wall Street Journal prime rate (6.75% at December 31, 2025). In consideration of the bank forbearing on its right to collect the amount due and owing until January 10, 2024, iDoc agreed to make respective payments of $20,000 on November 13, 2023, and $80,000 on November 30, 2023. iDoc defaulted on the forbearance at the end of December 2023. Upon default of the forbearance agreement, the lender has the right to take appropriate action to collect the amounts owed. The bank’s forbearance obligation shall terminate immediately, irrevocably, and without notice in the event of the borrower’s default under any provision of this agreement. This litigation was resolved by Agreed Judgment signed by the Court on June 24, 2024, under the judgment, the Company subsequently revised the forbearance agreement on December 13, 2024. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025. On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025, and a further payment of $100,000 on November 30, 2025. During the year ended December 31, 2025, the Company made total payments of approximately $250,000 toward the forbearance obligation, consisting primarily of interest payments under the revised agreement. As of December 31, 2025, the Company has accrued the obligation in Line of credit and note payable, net of discount, Right - of - use liability - financing, and accrued interest is included in accounts payable and accrued liabilities.

(5)	VSee Lab has a reseller agreement with a vendor to generate revenue opportunities in the international market. As of December 31, 2025, and December 31, 2024, the Company (as the successor of VSee Lab for accounting purposes) has an unpaid commitment of $386,663 and $82,677, respectively, on this reseller agreement. The commitment is not reflected in the consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

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

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of December 31, 2025, and 2024, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

Other Matters

The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.2 million and $1.0 million as of December 31, 2025, and 2024, which is included within accounts payable and accrued liabilities on the consolidated balance sheets.

Note 11 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The provision for (benefit from) income taxes consisted of the following:

	For the year ended
	December 31, 2025,	December 31, 2024,
Current income tax provision/(benefit):
Federal	$-	$-
State	16,612	36,504
Total current income tax provision/(benefit)	16,612	36,504

Deferred income tax provision/(benefit):
Federal	8,515	(1,475,347)
State	43,299	(204,058)
Total deferred income tax provision/(benefit)	51,814	(1,679,405)

Total income tax provision for (benefit from) continuing operations	$68,426	$(1,642,901)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025, was as follows:

	For the year ended December 31, 2025,
	Amount	Percentage
U.S. federal statutory tax	$(3,075,328)	21.00%
Foreign tax effects
Statutory tax rate difference between Foreign and United States	-	-
Other	-	-
State taxes, net of federal tax benefit	(440,377)	3.01
Return to income tax provision adjustments	(164,991)	1.13
Changes in valuation allowances	3,170,633	(21.65)
Nontaxable or nondeductible items
Meals and entertainment	1,401	(0.01)
Extinguishment of debt	37,550	(0.26)
Gain/loss on change in fair value of financial instruments	380,791	(2.60)
Stock-based compensation	148,559	(1.02)
Penalties	10,188	(0.07)
Provision for income tax	$68,426	(0.47)%

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

December 31, 2024
Income tax benefit at federal statutory rate	21.00%
State taxes, net of federal tax benefit	3.35
Change in valuation allowance	2.10
Return to income tax provision adjustments	(1.69)
Goodwill impairment	(22.60)
Permanent differences, net	0.61
Income tax benefit	2.77%

No cash payment was made for income taxes, net of refunds, during the year ended December 31, 2025.

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets and liabilities as of December 31, 2025, and 2024 are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,982,167	$3,919,766
Bad debt expense	189,503	566,346
Accounts payable and accrued liabilities	-	375,907
Interest payable	-	74,565
Accrued payroll	-	269,958
Deferred revenue	17,198	78,189
Deferred compensation	75,665	211,778
Accrued interest, related party	41,847	28,909
Encompass Purchase Liability	80,996	-
Start-up costs	736,710	738,876
Operating and finance lease liabilities	-	70,742
Total deferred tax assets	8,124,086	6,335,036
(Less) valuation allowance	(6,257,237)	(3,086,603)
Net deferred tax assets	1,866,849	3,248,433

Deferred tax liabilities:
Depreciation	(8,893)	(5,051)
Amortization	(1,977,148)	(2,581,286)
Accounts receivable	-	(702,703)
Prepaids and other current assets	-	(26,771)
Total deferred tax liabilities	(1,986,041)	(3,315,811)

Total deferred tax liabilities	$(119,192)	$(67,378)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $142,325 against its deferred tax assets as of December 31, 2025. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

The Company had a federal net operating loss carryforward of $28,368,511 and $15,436,000 as on December 31, 2025, and December 31, 2024, of which approximately $3,573,000 will begin to expire in 2030 for federal tax purposes, and approximately $24,795,511 in federal net operating loss carryforwards that can be carried forward indefinitely. While these federal NOLs do not expire, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2017, to 80% of taxable income. As of December 31, 2025, the Company has a state net operating loss carryforward of approximately $20,375,322 and $17,860,000 as of December 31, 2025 and December 31, 2024.The state NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2032. The Company is subject to taxation in U.S. federal and state tax jurisdictions. All of the Company’s tax years will remain open for three years for examination by the federal and state tax authorities from the date of utilization of net operating loss. There are no active tax compliance audits as of December 31, 2025.

In accordance with ASC 740, Income Taxes, specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded as of December 31, 2025 and December 31, 2024.

The Company believes that no material amount of the liabilities for uncertain tax positions are expected to reverse within 12 months of December 31, 2025.

Note 12 Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has allocated 6,500 of such shares for the Series A Preferred Stock. As of December 31, 2025 and 2024, the Company has 1,788 and 6,158 shares of Series A Preferred Stock issued and outstanding, respectively.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the business combination with DHAC which resulted in a reverse recapitalization, VSee Lab converted the 371,715 shares of Series A preferred stock and 1,228,492 Series A-1 Preferred Stock into VSee Lab Class A common stock for a total of 12,165,889 common stock, which resulted in 4,879,067 shares of Company Common Stock based on an exchange ratio of 0.40. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio. As of December 31, 2025, and December 31, 2024, there were 33,193,140 and 16,297,190 shares of common stock outstanding. The Company issued 16,895,950 shares of common stock during year ended December 31, 2025.

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

In June 2024, in connection with the Business Combination, a certain minority shareholder of TAD elected to receive cash consideration in lieu of the Company’s common stock in exchange for their ownership interests in TAD. The payment of $10,000 represents a cash disbursement to one such investor under the terms of the June 2024 transaction agreement.

In March 2025, in connection with the second closing under the Purchase Agreement and the March 2025 Promissory Note, the Company issued 100,000 shares of common shares to the investor as additional consideration for entering into the agreement.

In March 2025, in connection with the March 2025 SPA and March 2025 Convertible Note, the Company also issued 25,000 shares of common stock to the investor as additional consideration for entering into the agreement

On April 4, 2025, the Company issued 500 shares of its common stock to the Quantum investor at par value of $0.0001 per share.

On September 3, 2025, $304,288 of outstanding principal with accrued interest expense of $137,057 and default interest expense of $13,712 on the Exchange Note was converted into 600,000 shares of common stock.

On August 28, 2025, the Company agreed to issue 500,000 shares of its common stock, to the Quantum investor as consideration for facilitating emergency funding to support the Company. On October 28, 2025, the Company issued the 500,000 shares of its common stock to the Quantum investor in satisfaction of its previously recorded obligation.

In October 2025, the Quantum Promissory note consisting of $3,000,000 of principal and $1,196,203 of accrued interest, with an aggregate amount of $4,196,203 was converted to an aggregate of 4,400,000 shares of the Company’s common stock.

On October 21, 2025, the March 2025 Convertible note consisting of principal amount of $108,696 and accrued interest of $44,017, with an aggregate amount of $152,713, was converted to an aggregate of 320,691 shares of the Company’s common stock at a conversion rate of $0.945 per share.

On November 11, 2025, the March 2025 Promissory note consisting of principal of $555,555 and accrued interest of $56,323, with an aggregate amount of $611,878 was converted to an aggregate of 941,352 shares of the Company’s common stock at a conversion rate of $0.751 per share.

In October 2025, $1,219,516 of outstanding principal with accrued interest expense of $34,959 on the Exchange Note was converted into 1,673,733 shares of common stock

In October 2025, outstanding principal of $2,222,222 and accrued interest of $555,815 on the September 2024 convertible note was converted into 3,698,716 shares of common stock.

Refer Note 8 for more details on the note conversions.

In October and November 2025, 4,370 shares of Series A Preferred Stock held by A.G.P./Alliance Global Partners (“A.G.P.”) were converted into 2,185,000 shares of common stock at a conversion price of $2 per share.

In October 2025, pursuant to the warrant exchange arrangement, Alta Partners exchanged 1,560,000 Public Warrants for 1,547,568 shares of the Company’s Common Stock, representing an exchange ratio of approximately 0.9667 shares per warrant. (Refer Note-13 Warrants)

In December 2025, the Company issued 903,390 shares of common stock to certain key managerial personnel and board of directors as share-based compensation.

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

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2024	803,646	$12.11	9.48	—
Granted	—	—	—	—
Outstanding, December 31, 2025	803,646	$12.11	8.48	$—

Exercisable, December 31, 2025	803,646	$12.11	8.48	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date.

In accordance with ASC 718, 174,302 of the options granted were awards granted with a service condition and will vest over one year from grant date. The unvested portion of the June 2024 options issued was not considered part of the consideration paid and as such the proportional value of the unvested options were recognized over the one-year service period.

All such options fully vested as of June 2025, and there was no remaining unrecognized compensation cost or vesting period as of December 31, 2025.

The weighted average grant date fair value of awards granted for the years ended December 31, 2025, and 2024, was $9.12 per option. The fair value of the unvested options was estimated using a Black-Scholes option model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

Below are the key assumptions used in valuing the unvested options on June 24, 2024.

As of June 24,
2024
Stock price	$12.11
Exercise price	$12.11
Volatility	96.00%
Risk-free rate of return	4.27%
Expected term (in years)	5.2 - 5.3 years

During the year ended December 31, 2025, the Company issued 903,390 shares of common stock to certain key managerial personnel and board of directors as share-based compensation.

As of December 31, 2025, there was no unrecognized compensation cost. The value of the fully vested options, which were included as part of the recapitalization were valued at $5,728,784 on June 24, 2024 grant date and closing of the business combination.

Stock-based compensation expense of $1,134,667 was recognized for the year ended December 31, 2025, within compensation and related benefits on the consolidated statements of operations, and stock-based compensation expense of $826,916 was recognized during the year ended December 31, 2024.

Common Stock Issuance Obligation

In connection with the Business Combination on June 24, 2024, the Company agreed to assume an obligation by iDoc to issue 51,192 shares of common stock (contingent on the Business Combination) to certain employees. In accordance with ASC 718, the Company determined that it was not obligated to replace the awards, and as such, recognized the fair value of the award at the Business Combination date as additional stock-based compensation (included in cost of revenues). The grant date fair value was estimated to be $619,935 (see Note 15 Fair Value Measurements). The Company also determined that it should classify this award as a liability under ASC 718 and remeasure the award at its then current fair value each reporting date. As of December 31, 2025, and December 31, 2024, the common stock issuance obligation was adjusted to $18,941 and $69,621, respectively. The net stock-based compensation expense reversed was $50,680 and $172,005 for the years ended December 31, 2025, and December 31, 2024, respectively

As of December 31, 2025, and 2024, no shares of common stock have been issued under the common stock issuance obligation arrangements.

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

	Public	Private	Bridge	Extension	September 2024 Warrants	Total
Outstanding, December 31, 2023	—	—	—	—	—	—
Assumed at June 24, 2024	11,500,000	557,000	173,913	26,086	—	12,256,999
Issued	—	—	—	—	740,741	740,741
Exercised	—	—	—	—	—	—
Outstanding, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Exercisable, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	12,997,740

Weighted Average Exercise Price	$11.50	$11.50	$11.50	$11.50	$2.25	$9.65
Weighted Average Remaining Life in Years	4.48	4.48	2.76	3.35	4.75	3.96

	Public	Private	Bridge	Extension	September 2024 Warrants	Pre-funded Warrants		Common Stock Warrants	Total
Outstanding, December 31, 2024	11,500,000	557,000	173,913	26,086	740,741	—		—	12,997,740
Issued	—	—	—	—	—	9,836,065		19,672,130	29,508,195
Exercised	(1,596,435)	—	—	—	—	—		—	(1,596,435)

Outstanding, December 31, 2025	9,903,565	557,000	173,913	26,086	740,741	9,836,065		19,672,130	40,909,500

Exercisable, December 31, 2025	9,903,565	557,000	173,913	26,086	740,741	9,836,065		19,672,130	40,909,500

Weighted Average Exercise Price	$11.50	$11.50	$11.50	$11.50	$2.25	$0.00	[1]	$0.61	$3.33
Weighted Average Remaining Life in Years	3.48	3.48	1.76	2.35	3.75	—	[2]	4.92	3.33

(1)	The aggregate exercise price of this Warrant, except for a nominal exercise price of $0.0001 per Warrant Share, was pre-funded to the Company on or prior to the Initial Exercise Date

(2)	The warrant does not have a fixed expiration date and remains outstanding until exercised in full.

Public and Private Warrants

There are 12,057,000 public and private warrants issued and outstanding as of December 31, 2024, which were assumed as a result of the Business Combination. . As of December 31, 2025, there are 10,460,565 public and private warrants issued and outstanding. The warrants were issued by DHAC in connection with DHAC’s Initial Public Offering. Each warrant entitles the registered holder to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an initial business combination or 12 months from the closing of the Initial Public Offering.

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

Warrant Exchange Agreement

On October 29, 2025, the Company also entered into a warrant exchange arrangement with Alta Partners (“Alta”) relating to holdings of its Public Warrants, which were issued in connection with the Company’s initial public offering. Pursuant to the arrangement, Alta exchanged a total of 1,560,000 Public Warrants for 1,508,052 shares of the Company’s Common Stock, representing an exchange ratio of approximately 0.9667 shares per warrant. Alta continues to hold 706,533 warrants exercisable for Common Stock at an exercise price of $11.50 per share. In connection with the exchange, the Company recognized proceeds of $1,500,003 in the consolidated statements of stockholders’ (deficit) equity.

Private Placement with Armistice

On November 25, 2025, the Company entered into a securities purchase agreement with Armistice Capital (“Armistice”) pursuant to which Armistice agreed to purchase an aggregate of 9,836,065 shares of the Company’s Common Stock or, at Armistice’s election, pre-funded warrants exercisable at $0.0001 per share in lieu thereof, together with common warrants to purchase up to 19,672,130 common shares. The securities were sold at a combined purchase price of $0.61 per share (or pre-funded warrant) and accompanying common warrants, for gross proceeds of $5,999,016. The private placement closed on December 1, 2025. In connection with the exchange, the Company recognized proceeds of $5,519,085, net of issuance cost, in additional paid-in capital. The Company incurred $479,931 in legal fees related to the transaction, which were treated as share issuance costs and recorded as a reduction to the proceeds.

Note 14 Reportable segments

Subsequent to the Business Combination in June 2024 (see Note 3 - Business Combination), the Company has two reportable segments: Technology and Telehealth. These two reportable segments align with the two legacy operating entities (VSee Lab and iDoc) which merged together upon the closing of the Business Combination. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of December 31, 2025, the Company’s CODM role was shared between the two Co-CEOs.

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

Summary information regarding the Company’s operating segments along with the reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes is as follows for the years ended December 31, 2025 and December 31, 2024:

For the year ended December 31, 2025	Technology	Telehealth	Total

Revenues:
Subscription fees	$3,230,239	$-	$3,230,239
Professional services and other fees	3,102,688	-	3,102,688
Technical engineering fees	1,042,593	-	1,042,593
Patient fees	-	3,377,536	3,377,536
Telehealth fees	-	3,862,628	3,862,628
Institutional fees	-	2,500	2,500
Total revenues	$7,375,520	$7,242,664	$14,618,184

Cost of revenues	3,901,877	3,360,342	7,262,219
Segment gross margin	$3,473,643	$3,882,322	$7,355,965

Less (1):
Compensation and related benefits	4,220,844	1,628,391	5,849,235
General and administrative	1,272,972	5,222,558	6,495,530

Segment operating loss	$(2,020,173)	$(2,968,627)	$(4,988,800)

Reconciliation to loss before provision for income taxes:
Unallocated corporate overhead expenses			(4,594,093)
Interest expense			(2,811,861)
Other income, net			47,429
Change in fair value of financial instruments			(1,450,271)
Loss on extinguishment of debt			(221,202)
Loss on issuance of financial instruments			(668,020)
Gain on extinguishment of ELOC			42,394
Loss before provision for income taxes			$(14,644,424)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

For the year ended December 31, 2024	Technology	Telehealth	Total

Revenues:
Subscription fees	$4,115,126	$-	$4,115,126
Professional services and other fees	2,108,307	-	2,108,307
Technical engineering fees	1,980,186	-	1,980,186
Patient fees	-	1,207,343	1,207,343
Telehealth fees	-	1,003,510	1,003,510
Institutional fees	-	6,880	6,880
Total revenues	$8,203,619	$2,217,733	$10,421,352

Cost of revenues	2,241,096	1,002,676	3,243,772
Segment gross margin	$5,962,523	$1,215,057	$7,177,580

Less (1):
Compensation and related benefits	3,751,534	876,558	4,628,092
General and administrative expenses	1,854,796	2,397,735	4,252,531
Transaction expenses	93,000	-	93,000
Goodwill impairment	-	56,675,210	56,675,210

Segment operating income (loss)	$263,193	$(58,734,446)	$(58,471,253)

Reconciliation to loss before benefit from income taxes:
Unallocated corporate overhead expenses			(3,679,592)
Interest expense			(211,459)
Other income			504
Change in fair value of financial instruments			6,176,097
Loss on extinguishment of debt			(645,979)
Loss on issuance of financial instruments			(2,513,234)
Loss before benefit from income taxes			$(59,344,916)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The summary information regarding the reportable segment total assets at December 31, 2025, and December 31, 2024, are as follows:

	December 31, 2025	December 31, 2024
Total assets:
Technology	$664,525	$1,503,995
Telehealth	17,150,543	18,271,724
Non-operating corporate	4,597,951	216,769
Total	$22,413,019	$19,992,488

	December 31, 2025	December 31, 2024
Total Goodwill:
Technology	$-	$-
Telehealth	4,916,694	4,916,694
Non-operating corporate	-	-
Total	$4,916,694	$4,916,694

Some additional summary information regarding the reportable segment depreciation and amortization, capital expenditures and interest expense for the years ended December 31, 2025, and 2024 are as follows:

	December 31, 2025	December 31, 2024
Depreciation and Amortization:
Technology	$11,395	$4,680
Telehealth	2,576,161	1,318,787
Total	$2,587,556	$1,323,467

	December 31, 2025	December 31, 2024
Capital Expenditures:
Technology	$29,928	$20,117
Telehealth	-	35,150
Total	$29,928	$55,267

	December 31, 2025	December 31, 2024
Interest Expense:
Technology	$64,170	$77,128
Telehealth	250,764	133,131
Non-Operating corporate	2,496,927	1,200
Total	$2,811,861	$211,459

Note 15 Fair Value Measurements

The following tables present fair value information as of December 31, 2025, and December 31, 2024. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Quantum Convertible Note, related party	$351,307	$—	$—	$351,307
Common stock issuance obligation	$18,941	$18,941	$—	$—
May 2025 Convertible Note	$361,821	$—	$—	$361,821

December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Exchange Note	$1,499,000	$—	$—	$1,499,000
Equity line of credit	$80,000	$—	$—	$80,000
Quantum Convertible Note, related party	$3,248,000	$—	$—	$3,248,000
September 2024 Convertible Note	$2,094,000	$—	$—	$2,094,000
Common stock issuance obligation	$69,621	$69,621	$—	$—

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of December 31, 2025, and December 31, 2024, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between December 31, 2024, and December 31, 2025, was recognized in the statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at December 31, 2025, and December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at December 31, 2025, and at December 31, 2024:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.53%	4.20%
Expected term (years)	0.50	1.50
Volatility	95.22%	138.00%
Stock price	$0.37	$1.36
Debt discount rate*	—%	9.30%

*	These assumptions are not used for valuation of Quantum Convertible Note as of December 31, 2025.

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

Exchange Note

The Company established the initial fair value for the Exchange Note as of June 24, 2024, the date the Business combination closed. As of December 31, 2024, the fair value was remeasured. The Company uses the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the Exchange Note for the initial periods and subsequent measurement periods up to December 31, 2024. The change in fair value was recognized in the statement of operations under change in fair value of financial instruments.

During the year ended December 31, 2025, the Exchange Note was fully converted in accordance with its contractual terms. As a result, the Exchange Note was not subject to fair value remeasurement at December 31, 2025.

The Exchange Note was classified within Level 3 of the fair value hierarchy at December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation models for the Exchange Note were as follows at December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
Risk-free interest rate	—%	4.08%
Expected term (years)	—	0.98
Volatility	—%	156.00%
Stock price	$—	$1.36
Debt discount rate	—%	42.50%

ELOC/Purchase Agreement

The Company established the initial fair value for the ELOC Agreement as of June 24, 2024, the date the Business combination closed. As of December 31, 2024, the fair value was remeasured. As such, the Company used the MCM that fair values the early termination/repayment features of the debt. The MCM was used to value the ELOC Agreement for the initial periods and subsequent measurement periods. The change in fair value was recognized in the consolidated statement of operations under change in fair value of financial instruments.

During the year ended December 31, 2025, the ELOC Agreement was terminated and is no longer outstanding. As a result, the ELOC Agreement was not subject to fair value remeasurement as at December 31, 2025.

The ELOC Agreement was classified within Level 3 of the fair value hierarchy at December 31, 2024, due to the use of unobservable inputs. The key inputs into the MCM model for the ELOC Agreement were as follows at December 31, 2025, and at December 31, 2024:

	December 31, 2025	December 31, 2024
Risk-free interest rate	—%	4.26%
Expected term (years)	—	2.51
Volatility	—%	124.00%
Stock price	$—	$1.36

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

The change in fair value was recognized in the consolidated statements of operations under change in fair value of financial instruments.

The September 2024 Convertible Note was classified within Level 3 of the fair value hierarchy at December 31, 2024, due to the use of unobservable inputs. The key inputs into the valuation models for the September 2024 Convertible Note were as follows at December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
Risk-free interest rate	—%	4.27%
Expected term (years)	—	4.75
Volatility	—%	113.00%
Stock price	$—	$1.36
Market discount rate	—%	8.22%

Common Stock Issuance Obligation

The Company established the initial fair value for the common stock issuance obligation to certain employees of the historical iDoc entity as of June 24, 2024, the date the Business Combination closed. As of December 31, 2025, and December 31, 2024, the fair value was remeasured. As the obligation is to issue shares of the Company’s common stock, the Company estimated the fair value of the obligation based on the shares of common stock expected to be issued and the closing price of the Company’s common stock on the date of the fair value measurement. As the key inputs into this fair value estimate are observable, the Company classified the common stock issuance obligation within Level 1 of the fair value hierarchy as of December 31, 2025, and December 31, 2024. The change in fair value between December 31, 2024, and December 31, 2025, was recognized as compensation expense within cost of revenues in the consolidated statement of operations.

March 2025 Convertible Note

The Company established the initial fair value for the March 2025 Convertible Note as of March 20, 2025, which was the date the March 2025 Convertible was funded. As such, the Company used the MCM that fair values the debt. The MCM was used to value the March 2025 Convertible Note for the initial periods and subsequent measurement periods. The change in fair value between was recognized in the consolidated statement of operations under change in fair value of financial instruments.

During the year ended December 31, 2025, the March 2025 Convertible Note was fully converted in accordance with its contractual terms. As a result, the March 2025 Convertible Note was not subject to fair value remeasurement at December 31, 2025.

The March 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of March 20, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at December 31, 2025, and at March 20, 2025:

	December 31, 2025	March 20, 2025
Risk-free interest rate	—%	4.06%
Expected term (years)	—	0.72
Volatility	—%	115.61%
Stock price	$—	$1.20

May 2025 Convertible Note

The Company established the initial fair value for the May 2025 Convertible Note as of May 30, 2025, which was the date the May 2025 Convertible was funded. As of December 31, 2025, the fair value was remeasured. As such, the Company used the MCM that fair values the debt. The MCM was used to value the May 2025 Convertible Note for the initial periods and subsequent measurement periods.

The May 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of May 30, 2025, and December 31, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the March 2025 Convertible Note were as follows at December 31, 2025, and at May 30, 2025:

	December 31, 2025	May 30, 2025
Risk-free interest rate	3.67%	4.27%
Expected term (years)	0.08	0.34
Volatility	46.18%	102.79%
Stock price	$0.38	$1.24

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2023, through December 31, 2024 is summarized as follows:

	Extension Note Bifurcated Derivative	Exchange Note	Quantum Convertible Note	Additional Bridge Notes	ELOC	ELOC Commitment Fee Note	September 2024 Convertible Note	Total
Fair value as of December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Fair value as of June 24, 2024	33,000	6,155,925	—	466,646	694,512	—	—	7,350,083
Initial fair value at issuance	—	—	4,618,234	—	—	595,000	2,000,000	7,213,234
Settlement of Extension Note	(33,000)	—	—	—	—	—	—	(33,000)
Repayment on Notes	—	(61,429)	—	(52,680)	—	—	(38,889)	(152,998)
(Gain) Loss due to extinguishment of debt	—	—	—	—	—	(5,000)	—	(5,000)
Shares issued upon conversions of portion of notes	—	(1,067,740)	—	(140,417)	—	(79,500)	—	(1,287,657)
(Gain) Loss on change in fair value	—	(3,527,756)	(1,370,234)	(273,549)	(614,512)	(510,500)	132,889	(6,163,662)
Fair value as of December 31, 2024	$—	$1,499,000	$3,248,000	$—	$80,000	$—	$2,094,000	$6,921,000

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2024, through December 31, 2025, is summarized as follows:

	Quantum			September 2024	March 2025	May 2025
	Convertible Note	Exchange Note	ELOC	Convertible Note	Convertible Note	Convertible Note	Total
Fair value as of December 31, 2024	$3,248,000	$1,499,000	$80,000	$2,094,000	$—	$—	$6,921,000
Initial fair value at issuance	—	—	—	—	108,696	216,871	325,567
Conversion	(4,936,550)	(1,739,840)	—	(3,732,827)	(303,053)	—	(10,712,270)
Additions to principal	380,000	—	—	—	—	62,500	442,500
Interest accrued	1,197,203	222,189	—	629,592	23,350	17,341	2,089,675
Issuance discount	—	—	—	—	(8,696)	—	(8,696)
Repayment on notes	—	—	—	(77,778)	—	—	(77,778)
Write-off	—	—	(80,000)	—	—	—	(80,000)
Gain on change in fair value / extinguishment of debt	462,654	18,651	—	1,087,013	179,703	65,109	1,813,130
Fair value as of December 31, 2025	$351,307	$—	$—	$—	$—	$361,821	$713,128

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the years ended December 31, 2025, and December 31, 2024.

Note 16 Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheet as of December 31, 2025 through the date of the release of the consolidated financial statements.

Settlement of Frost Bank Obligations

On January 15, 2026, the Company entered into a settlement agreement with Frost Bank related to its outstanding loan obligations. Pursuant to the settlement, the Company paid $1,197,891 to the bank on January 15, 2026, in consideration for the release of certain judgment liens. Upon payment, the settlement fully resolved all outstanding amounts owed to the bank, including accrued liabilities, capital lease obligations, amounts outstanding under a line of credit issued on and a note payable issued on November 29, 2021.

Settlement of Encompass Purchase Liability

On February 16, 2026, the Company entered into a settlement agreement to fully settle the Encompass Purchase liability for an aggregate amount of $650,000. The settlement consists of (i) a cash payment of $50,000, (ii) issuance of Company shares with an aggregate fair value of $400,000, and (iii) assignment of a loan liability of $200,000. The Company determined that this settlement represents an adjusting subsequent event, as it provides additional evidence about conditions that existed as of the balance sheet date, and accordingly, the consolidated financial statements have been adjusted to reflect the settlement.

GMRx Stock Purchase Agreement

On January 16, 2026, the Company entered into a Stock Purchase Agreement with GoMyRx, Inc., a Wyoming corporation (“GMRx”) and Go Biz Holdings, LLC, a Wyoming limited liability company (“GBiz”), pursuant to which the Company agreed to purchase $2.0 million of shares of GMRx’s common stock, par value $0.001 per share (the “GMRx Shares”), from GBiz in a private transaction pursuant to the exemptions from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, representing a ten percent (10%) ownership interest in GMRx. The GMRx Shares bear a restrictive legend and may not be sold, transferred or otherwise disposed of unless in compliance with the requirements of the Securities Act and applicable state securities laws.

GMRx is a digital prescription fulfillment platform and affiliate company of the GoMyDocs healthcare ecosystem. The Company had previously entered into a managed services agreement with GMRx pursuant to which the Company agreed to provide GMRx with certain services, including but not limited to, platform administration, customer and user support, third-party vendor coordination and reporting/governance.

Stockholder Approval of Private Placement

On November 25, 2025, the Company and Armistice entered into a securities purchase agreement, pursuant to which the Company agreed to sell to Armistice an aggregate of 9,836,065 shares of its common stock (the “Private Placement Shares”) or pre-funded warrants exercisable for $0.0001 per share in lieu thereof (“Pre-Funded Warrants”), and accompanying common warrants to purchase up to 19,672,130 shares of common stock (the “Private Placement Warrants”) in a private placement (the “Private Placement Offering”), for gross proceeds of approximately $6 million, before deducting the placement agent’s fees and other estimated offering expenses. The purchase price per Private Placement Share (or Pre-Funded Warrant) and the accompanying Private Placement Warrants were $0.61. The Private Placement Warrants are exercisable immediately following receipt of stockholder approval for the issuance of the Private Warrants and the shares of Common Stock underlying the Private Placement Warrants (such approval, “Stockholder Approval”) and have an exercise price of $0.61 per share, subject to adjustment for customary events such as stock splits and fundamental transactions. The Private Placement Warrants will expire five years from their initial exercise date. The closing of the Private Placement Offering occurred on December 1, 2025.

On March 2, 2026, the Company received Stockholder Approval at a special meeting of stockholders, pursuant to which the Company’s stockholders approved, in accordance with Nasdaq Stock Market, LLC Listing Rule 5635(d), the issuance of up to 19,672,130 shares of the Company’s common stock issuable to the Private Placement Investor upon exercise of the Private Placement Warrants.

Nasdaq Minimum Bid Price Non-Compliance

On March 27, 2026, the Company received written notification from Nasdaq Listing Qualifications Staff that, while the Company had not regained compliance with the minimum $1.00 bid price per share requirement by the initial March 23, 2026 deadline, the Company has been granted an additional 180-calendar-day compliance period, or until September 21, 2026, to regain compliance, during which the Company intends to cure the deficiency by effecting a reverse stock split, if necessary. If the Company fails to regain compliance by September 21, 2026, its securities will be subject to delisting, subject to the Company's right to appeal to a Nasdaq Hearings Panel. There can be no assurance that the Company will be successful in regaining compliance within the allotted period.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weakness in our internal control over financial reporting described below.

This Annual Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2025, we identified the lack of sufficient number of personnel within the accounting function to adequately segregate duties, we did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, we did not have a formalized control environment and oversite of controls over financial reporting, and we lack proper accounting for significant or non-recurring transactions.

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

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard Transfer of Listing.

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 3.01 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard Transfer of Listing.”

As previously reported, on September 24, 2025, the Company received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the preceding thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The letter provided the Company an initial period of 180 calendar days, or until March 23, 2026, to regain compliance.

On March 27, 2026, the Company received another written notification from the Staff that, while the Company had not regained compliance with the minimum $1.00 bid price per share requirement by the initial March 23, 2026 deadline, the Company has been granted an additional 180-calendar-day compliance period, or until September 21, 2026, to regain compliance. The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by September 21, 2026, including effecting a reverse stock split, if necessary. If the Company fails to regain compliance by September 21, 2026, its securities will be subject to delisting, subject to the Company's right to appeal to a Nasdaq Hearings Panel. There can be no assurance that the Company will be successful in regaining compliance within the allotted period. Once the Company’s securities are delisted, there may be a very limited market in which the Company’s securities are traded, the Company’s security holders may find it difficult to sell their securities and the trading price of the Company’s securities may be adversely affected.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors:

Name	Position	Age
Milton Chen	Co-Chief Executive Officer and Director	52
Imoigele Aisiku	Co-Chief Executive Officer, Chairman, Director	53
Jerry Leonard	Chief Financial Officer and Secretary	58
Kevin Lowdermilk	Director	62
Colin O’Sullivan	Director	52
Scott Metzger	Director	58
Cydonii V. Fairfax	Director	53
David L. Wickersham	Director	55

Milton Chen is the co-CEO of the Company and has served as the chairman of our Board of Directors since November 2025. Mr. Chen is the co-founder and current CEO of VSee Lab. Mr. Chen founded VSee Lab in January 2008 and has been the CEO of VSee Lab since then. In December 2016, Mr. Chen co-founded another company called “This American Doc” - a tele-staffing company for medical professionals. Mr. Chen has served as the CEO of This American Doc from 2016 to the present. Milton has donated his time, efforts and technologies to support refugees and the homeless in Ukraine, Iraq, Nigeria, Gabon and other countries around the world. While finishing his PhD at Stanford University, Mr. Chen researched human factors and design of video collaboration. Mr. Chen received a Bachelor of Science degree in Computer Science from University of UC Berkley and PhD from Standard University.

Imoigele Aisiku is the Co-CEO and a director of the Company. Dr. Aisiku previously served as the chairman of our Board of Directors until November 2025. Dr. Aisiku founded iDoc in February 2014 and has been the CEO of iDoc since then. Dr. Aisiku is also a full Professor and the Chair of Stony Brook Emergency Department. Dr. Aisiku has been practicing in the field of telemedicine for over 15 years and has consulted on telemedicine development nationally and internationally. Dr. Aisiku is board certified in Emergency Medicine, Internal Medicine Critical Care, and Neurocritical care. He did his medical school training at the University of Massachusetts and his emergency medicine and critical care training at Emory University. His neurocritical care training was at Washington University in St. Louis. He received his MBA from Emory University.

Jerry Leonard is the Chief Financial Officer of the Company. He has served as the CFO of iDoc since March 2021 and as CFO of the Company since the closing of the Business Combination closing in June 2024. Prior to his position with iDoc Mr. Leonard was the Vice President of Finance from January 2010 to June 2021 within the Asset Management business of Voya Financial, Inc. (NYSE: Voya). Preceding his role at Voya, he held various finance leadership positions at IBM and Colgate Palmolive (NYSE: IBM, CL). He started his career in Public Accounting at Arthur Andersen and PricewaterhouseCoopers. Mr. Leonard is a Certified Public Accountant (CPA). Mr. Leonard received his MBA from Emory University and a BBA in Accounting from Baruch College in New York City.

Kevin Lowdermilk has served as a Class II independent director of our Board of Directors since closing of the Business Combination in June 2024. Mr. Lowdermilk has over 30 years of executive leadership experience. Currently, he is the CEO and CFO of Vaya Space, a hybrid rocket propulsion and small satellite launch company and has served is those positions since February 2023. Prior to Vaya Space, between March 2016 and July 2022, he was the CFO of CFO Strategic Partners, a company that provides outsourced CFO services to small and medium-sized business and nonprofit entities. Mr. Lowdermilk’s past executive leadership experience also includes serving as the CEO of ISO Group, Inc. - a defense and aerospace supply chain company, serving as the CFO and then CEO of Exostar - a SaaS company with a focus on the aerospace and defense sector, and serving as the Vice President of Finance for a multi-national aerospace division of Rolls-Royce Holdings PLC in North America. He has also held board positions for a number of private companies across a variety of industries. Between 2009 and 2015, he was a board member of Global Healthcare Exchange, LLC (“GHX”) and chaired the board’s compensation committee through the sale of GHX to Thomas Bravo, LP. He has also served as an independent board member and the chair of the audit committee of EagleNXT (NYSE: UAVS) since October 2025. He earned his undergraduate degree in Economics from Western Kentucky University and his MBA from Ball State University.

Colin O’Sullivan has served as a Class II independent director of our Board of Directors since the closing of the Business Combination in June 2024. Colin O’Sullivan has nearly 25 years of executive healthcare leadership experience. He is currently the Executive Vice President of Cornerstone Healthcare Group and has served in that capacity since June 2014. Cornerstone owns and operates fifteen specialty acute hospitals, nine senior living facilities, behavioral health hospital and rehabilitation division across seven states. Prior to Cornerstone, Mr. O’Sullivan was a senior executive in multiple healthcare companies including Lifecare Management Services, Regency Hospital Company, Coastal Carolinas Healthcare Alliance and others. He began his career in the US Air Force and was an Officer Candidate School Graduate from the U.S. Air Force Academy of Military Science. He earned his Doctor of Healthcare Administration from Central Michigan University, his Master of Healthcare Management from Marshall University, and his BS in Business Administration from Concord University in West Virginia.

Scott Metzger has served as a Class III independent director of our Board of Directors since the closing of the Business Combination in June 2024. Dr. Metzger has been a Medical Director with Optum, Inc. since September 2018. Between June 2000 to August 2018, Dr. Metzger worked as a physician for Premier Pain Centers and Specialty Anesthesia Associates. Dr. Metzger is the founder and former partner Premier Pain Centers and Specialty Anesthesia Associates, some of the most comprehensive centers for treatment of acute and chronic pain. Dr. Metzger has been active as a medical society leader and executive with experience ranging from starting the state branch of national pain society to serving as president of the state medical board. Dr. Metzger received his B.A. and M.D. from Boston University School of Medicine after completion of a combined 6-year program. He has also completed his residency and specialty training at Johns Hopkins Medicine through the Department of Anesthesiology and Critical Care Medicine.

Cydonii V. Fairfax has served as a Class III independent director of our Board of Directors since July 2024. Ms. Fairfax is a legal and compliance executive with significant experience advising on corporate governance, finance, litigation and regulatory compliance matters in highly regulated industries. Her broad legal experience draws upon over 25 years of practice at leading institutions in both public and private sectors. Ms. Fairfax currently serves and has served since 2017 as Executive Vice President of the Metropolitan Transit Authority of Harris County, Texas (“Metro”), where she works extensively with senior management, board members and other stakeholders to structure and implement innovative transit solutions and capital projects. Additionally, Ms. Fairfax oversees the development of strategies and systems to manage risk and ensure adherence to legal and regulatory requirements. She has also served as Metro’s general counsel, directing and managing all legal affairs. Prior to joining Metro, Ms. Fairfax was Senior Vice President and Deputy General Counsel of American Capital, Ltd. (NASDAQ: ACAS), a publicly-traded private equity firm and global asset manager where she oversaw corporate governance for the fund group and advised on corporate transactions. Ms. Fairfax also practiced corporate and securities law at Arnold & Porter in Washington, D.C. Ms. Fairfax holds a Bachelor of Science degree in Finance from the University of Maryland and a Juris Doctor from Harvard Law School.

David L. Wickersham has served as a Class III independent director of our Board of Directors since July 2024. Mr. Wickersham is the Chief Executive Officer and founder of Progressive Pipeline Management, which was started in 2002. Mr. Wickersham has over twenty-five years of experience in emergency response management and utility infrastructure rehabilitation. Mr. Wickersham holds a Bachelor of Science degree in Marine Transportation from the U.S. Merchant Marine Academy and served as an U.S. Veteran of the first Gulf War in Operation Desert Shield/Storm.

Board Leadership Structure and Role in Risk Oversight

Our business and affairs are managed under the direction of our Board of Directors. Our certificate of incorporation and our bylaws provide that the Board of Directors shall consist of a number fixed by the Board of Directors. Currently, the Board of Directors consists of seven (7) members. The Board of Directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. Upon the expiration of the term of a class of directors, directors in that class are eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. The Class I directors consist of Dr. Milton Chen and Dr. Imoigele Aisiku and their term will expire at the 2028 annual meeting of stockholders. The Class II directors consist of Mr. Kevin Lowdermilk and Mr. Colin O’Sullivan and their term will expire at the 2026 annual meeting of stockholders. The Class III directors consist of Dr. Scott Metzger, Ms. Cydonii V. Fairfax and Mr. David L. Wickersham and their term will expire at the 2027 annual meeting of stockholders.

The Company’s Corporate Governance Guidelines provide our Board of Directors with flexibility to select the appropriate leadership structure at a particular time based on what our Board determines to be in the best interests of the Company. The Company’s Corporate Governance Guidelines provide that our Board of Directors has no established policy with respect to combining or separating the offices of chairman of the Board of Directors and principal executive officer. Currently, Dr. Chen, our Co-Chief Executive Officer, serves as Chairman of our Board of Directors. Our Board of Directors determined that, at the present time, having our Co-Chief Executive Officer also serving as the Chairman of our Board of Directors provides us with optimally effective leadership and is in our best interests and those of our stockholders. Our Board of Directors believes that Dr. Chen’s years of management experience in our industry as well as his extensive understanding of our business, operations and strategy make him well qualified to serve as Chairman of our Board of Directors.

Our Board of Directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board of Directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, cybersecurity risks and operational risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our audit committee is responsible for overseeing the management of our risks relating to accounting matters and financial reporting. Our nominating and corporate governance committee is responsible for overseeing the management of our risks associated with the independence of our Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board of Directors is regularly informed through discussions from committee members about such risks. Our Board of Directors believes its administration of its risk oversight function has not affected our Board of Directors’ leadership structure.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except for: two late Form 4 filings for Mr. Wickersham and one late Form 4 filing for each of Dr. Aisiku, Mr. Metzger, Mr. Lowdermilk, Mr. O’Sullivan, Ms. Fairfax, and Mr. Leonard.

Item 11. Executive Compensation

Compensation of Named Executive Officers

The following table shows information concerning the annual compensation received by our named executive officers (“NEOs”) for the years ended December 31, 2025 and 2024.

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Position	Year	($)	($)	($)(1)	($)	($)
Imoigele P. Aisiku	2025	200,000	192,000	192,000	—	584,000
Co- Chief Executive Officer and Director	2024	215,000	—	—	—	215,000
Milton Chen	2025	200,000	100,000	—	—	300,000
Co- Chief Executive Officer and Chairman	2024	120,000	—	—	—	120,000
Jerry Leonard	2025	250,000	200,000	258,950	—	708,950
Senior Vice President, and Chief Financial Officer	2024	250,000	—	—	—	250,000

(1)	The Company provided stock awards to Imoigele P. Aisiku and Jerry Leonard during the year ended December 31, 2025, as part of their annual and retroactive compensation (Refer Note 12 for details).

Narrative Disclosure to Summary Compensation Table

Employment Agreements

There are currently no written employment agreements with our NEOs.

Compensation Philosophy

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

Option Re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our NEOs during fiscal years 2025 and 2024.

Payments Upon Termination or Change in Control

None of our NEOs are entitled to receive payments or other benefits upon termination of employment or a change in control.

Retirement Plans

The Company sponsors a defined contribution 401(k) retirement savings plan covering substantially all employees. Eligible employees may contribute a portion of their compensation, subject to limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 100% of the matched employee Contributions that are not in excess of 1% of eligible plan compensation, plus 50% of the amount of the matched employee contributions that exceed 1% of eligible plan compensation but that do not exceed 6% of eligible plan compensation. Employer matching contributions totaled $74,923 and $19,828 for the years ended December 31, 2025, and 2024, respectively.

VSee Health, Inc. 2024 Equity Incentive Plan

The stockholders approved and adopted the VSee Health, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) to be effective as of one day prior to the closing Business Combination. The 2024 Plan provides for an initial share reserve equal to 15% of the number of shares of Common Stock outstanding (including shares of Company Common Stock issuable upon conversion of the outstanding Series A Preferred Stock) following the closing after giving effect to the Business Combination. As such, on June 24, 2024, the Company reserved 2,544,021 shares of its Common Stock for issuance under the 2024 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding our compensation plans under which equity securities are authorized for issuance:

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

Non-Employee Director Compensation

The following table sets forth information concerning our non-employee directors compensation for services during the year ended December 31, 2025. All compensation that we paid to our employee directors is set forth in the table in “Executive Compensation — Compensation of Named Executive Officers.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(6) ($)	Option Awards ($)	All Other Compensation ($)	Total
Kevin Lowdermilk (1)	$40,000	$60,000	$-	$-	$100,000
Colin O’Sullivan (2)	$40,000	$60,000	$-	$-	$100,000
Scott Metzger (3)	$40,000	$60,000	$-	$-	$100,000
Cydonii V. Fairfax (4)	$40,000	$60,000	$-	$-	$100,000
David L. Wickersham (5)	$40,000	$60,000	$-	$-	$100,000
Total	$200,000	$300,000	$-	$-	$500,000

(1)	Mr. Lowdermilk has served as a member of our board of directors since June 2024.

(2)	Mr. O’Sullivan has served as a member of our board of directors since June 2024.

(3)	Mr. Metzger has served as a member of our board of directors since June 2024.

(4)	Ms. Fairfax has served as a member of our board of directors since July 2024.

(5)	Mr. Wickersham has served as a member of our board of directors since July 2024.

(6)	The Company provided stock awards to the non-employee directors during the year ended December 31, 2025, as part of their annual compensation (Refer Note 12 for details).

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The table below sets forth information known to the Company regarding the beneficial ownership of the Company’s Common Stock as of March 30, 2026 by:

●	each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

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

The beneficial ownership of Company Common Stock is based on 47,299,421 shares of the Company’s Common Stock issued and outstanding as of March 30, 2026.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o VSee Health, Inc., 980 N. Federal Highway #304 Boca Raton, Florida 33432.

Company Common Stock

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned		% of Class
Five Percent Holders of the Company
Armistice Capital, LLC(1)	5,237,443	(2)	9.99%
Directors and Executive Officers of the Company
Milton Chen	2,870,069		6.07%
Imoigele Aisiku	3,580,400		7.57%
Jerry Leonard	710,938		1.50%
Kevin Lowdermilk	108,731		*
Colin O’Sullivan	108,731		*
Scott Metzger	117,356		*
Cydonii V. Fairfax	108,504		*
David L. Wickersham	322,504		*
All Directors and Executive Officers of the Company as a group (8 individuals)	7,927,233		16.76%

*	Less than 1%

(1)	The business address of Armistice Capital, LLC is 510 Madison Avenue, 7th Floor, New York, NY 10022

(2)	Armistice Capital, LLC is the owner of pre-funded warrants and warrants which are in each case, subject to a 9.99% beneficial ownership limitation provision contained therein. The number of shares beneficially owned and the percentage ownership set forth in the table above gives effect to the 9.99% limitation. Armistice Capital, LLC is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the securities, and pursuant to an Investment Management Agreement, Armistice Capital, LLC exercises voting and investment power over the securities of the Company held by the Master Fund and thus may be deemed to beneficially own the securities of the Company held by the Master Fund. Steven. Boyd, as the managing member of Armistice Capital, LLC, may be deemed to beneficially own the securities of the Company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital, LLC.

Item 13. Certain Relationships And Related Transactions, And Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements for our NEOs and directors, there were no transaction or series of similar transactions, since January 1, 2025, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees And Services

Fees Billed to the Company in fiscal years 2025 and 2024

We have appointed WWC, P.C. Certified Public Accountants (“WWC”), and to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025. WWC has served as our independent registered public accounting firm since 2025. The aggregate fees billed for professional services rendered by WWC for the years ended December 31, 2025 and 2024, respectively, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountants in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2025	2024
Audit and review fees	$250,000	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$250,000	$-

Audit Fees. For the year ended December 31, 2025, aggregate fees for our independent registered public accounting firm were approximately $250,000 for the services WWC performed in connection with quarterly reviews and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, we did not pay any audit-related fees to WWC. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. For the years ended December 31, 2025 and 2024, WWC did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2025 and 2024, there were no fees billed for products and services provided by WWC other than those set forth above.

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

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a)(1) Financial statements.

See “Index to Consolidated Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules.

See “Index to Consolidated Financial Statements” on page F-1.

(a)(3) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Third Amended and Restated Business Combination Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on November 22, 2023).
2.2	First Amendment to the Third Amended and Restated Business Combination Agreement, dated as of February 13, 2024, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 13, 2024).
2.3	Second Amendment to the Third Amended and Restated Business Combination Agreement, dated as of April 17, 2024, by and among Digital Health Acquisition Corp., DHAC Merger Sub I, Inc., DHAC Merger Sub II, Inc., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 18, 2024).
3.1	Second Amended and Restated Certificate of Incorporation of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of VSee Health, Inc. (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 5, 2025 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 11, 2025).
3.4	Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.5	Amendment No. 1 to the Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 18, 2025).
4.1	Warrant Agreement, dated November 3, 2021, by and between DHAC and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).

Exhibit No.	Description
4.2	Warrant dated October 5, 2022 in favor the investor named therein (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on October 7, 2022).
4.3	Warrant Amendment dated November 8, 2024 to the Warrant issued on October 5, 2022 (incorporated by reference to Exhibit 4.2(a) filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).
4.4	Warrant, dated as of May 5, 2023 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on May 8, 2023).
4.5	Warrant, dated as of September 30, 2024 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 1, 2024).
4.6	Warrant Amendment dated November 8, 2024 to the Warrant issued on September 30, 2024 (incorporated by reference to Exhibit 4.4(a) filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).
4.7	Warrant, dated as of December 31, 2024 in favor the investor named therein (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 1, 2024).
4.8	Form of Note, dated October 9, 2025 (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on October 10, 2025).
4.9	Form of Note, dated October 20, 2025 (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on October 20, 2025).
4.10	Convertible Promissory Note issued by VSee Health, Inc. to the investor listed therein (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 17, 2025).
4.11	Form of Pre-Funded Warrant, dated November 25, 2025 (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 26, 2025).
4.12	Form of Warrant, dated November 25, 2025 (incorporated by reference to Exhibit 4.2 filed with the Form 8-K filed by the Registrant on November 26, 2025).
4.13*	Description of Securities
10.1	Unit Subscription Agreement, dated November 3, 2021, by and between DHAC and the Sponsor (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on October 28, 2021).
10.3	Letter Agreement, dated November 3, 2021, by and among DHAC, its officers, directors, and advisors, DHAC’s sponsor, Digital Health Sponsor LLC (the “Sponsor”), and A.G.P./Alliance Global Partners, (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.4	Registration Rights Agreement, dated November 3, 2021, by and among DHAC and certain security holders, a copy of which is attached as Exhibit 10.3 hereto and incorporated herein by reference (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 8, 2021).
10.5	Third Amended and Restated Transaction Support Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., Milton Chen, Imoigele Aisiku, and certain stockholders of VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.6	Support Agreement dated June 15, 2022 by and among Digital Health Sponsor LLC, certain other stockholders of Digital Health Acquisition Corp., Digital Health Acquisition Corp., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 16, 2022).

Exhibit No.	Description
10.7	Leak-Out Agreement dated August 9, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on August 11, 2022).
10.8	First Amendment to Leak-Out Agreement dated October 6, 2022 by and among Digital Health Acquisition Corp., and certain stockholders named therein (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 7, 2022).
10.9	Second Amendment to Leak-Out Agreement, dated November 21, 2023, by and between DHAC and certain stockholders of VSee Lab, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.10	Securities Purchase Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp., VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc., and the Bridge investor named therein (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 7, 2022).
10.11	Promissory Note dated October 5, 2022 issued to the investor named therein (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on October 7, 2022).
10.12	Form of Letter Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc., and the Bridge Investor (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.13	Form of Additional Bridge Notes (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.14	Registration Rights Agreement dated October 5, 2022 by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on October 7, 2022).
10.15	Lock-Up Agreement in connection with the bridge financing transaction dated October 5, 2022 with investor named therein (incorporated by reference to Exhibit 10.11 filed with the Form 8-K filed by the Registrant on October 7, 2022).
10.16	Securities Purchase Agreement dated November 3, 2022 by and between Digital Health Acquisition Corp. and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 3, 2022).
10.17	First Amendment to Securities Purchase Agreement, dated November 21, 2023, by and between Digital Health Acquisition Corp. and A.G.P. / Alliance Global Partners (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.18	Form of Securities Purchase Agreement, dated as of May 5, 2023, by and among Digital Health Acquisition Corp. and the investor named therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 8, 2023).

Exhibit No.	Description
10.19	Registration Rights Agreement, dated as of May 5, 2023, by and among Digital Health Acquisition Corp. and the Holder (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on May 8, 2023).
10.20	Form of Conversion Securities Purchase Agreement for Shares of Series A Preferred Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.21	Form of Amended and Restated Conversion Securities Purchase Agreement with the Bridge Investor for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 13, 2024).
10.22	Form of Amended and Restated Conversion Securities Purchase Agreement with Tidewater for Shares of Common Stock in Digital Health Acquisition Corp. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 13, 2024).
10.23	Letter Agreement dated April 17, 2024 to the Promissory Note dated November 21, 2023 and January 25, 2024 issued by Digital Health Acquisition Corp. to the Bridge Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 18, 2024).
10.24	Letter Agreement dated April 17, 2024 to the Extension Securities Purchase Agreement and Extension Note dated May 3, 2023 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 18, 2024).
10.25	Form of Exchange Agreement, dated as of November 21, 2023, by and among Digital Health Acquisition Corp., VSee Lab, Inc., and iDoc Virtual Telehealth Solutions, Inc., and the Bridge Investor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.26	Exchange Note dated as of June 24, 2024 by and between VSee Health, Inc. and the Bridge Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.27	Exchange Registration Rights Agreement dated as of June 24, 2024 by and between VSee Health, Inc. and the Bridge Investor (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.28	Form of Exchange Lock-Up Agreement entered with directors and officers of VSee Health, Inc. on June 24, 2024 (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.29	Amended and Restated Security Agreement dated June 24, 2024 by and among the Bridge Investor, VSee Health, Inc., VSee Lab, Inc., iDoc Virtual Telehealth Solutions, Inc. and grantors under the signature page thereof (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.30	Convertible Note Purchase Agreement, dated as of November 21, 2023, by and between Digital Health Acquisition Corp., and the Quantum Investor (incorporated by reference to Exhibit 10.12 filed with the Form 8-K filed by the Registrant on November 21, 2023).

Exhibit No.	Description
10.31	Quantum Note dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.32	Quantum Registration Rights Agreement dated as of June 25, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.33	Amendment to Quantum Note dated as of July 3, 2024 by and between VSee Health, Inc. and the Quantum Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 9, 2024).
10.34	Equity Purchase Agreement, dated as of November 21, 2023, by and between Digital Health Acquisition Corp., and an institutional and accredited investor (incorporated by reference to Exhibit 10.39 filed with the Form S-1/A filed by the Registrant on October 15, 2024).
10.35	Amendment to Equity Purchase Agreement dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.36	Equity Purchase Commitment Note dated July 2, 2024 by and between VSee Health, Inc. and an institutional and accredited investor (incorporated by reference to Exhibit 10.40 filed with the Form S-1/A filed by the Registrant on October 15, 2024).
10.37	Form of Escrow Agreement by and among VSee Health, Inc. (f/k/a Digital Health Acquisition Corp.), and each of VSee Lab, Inc. and iDoc Virtual Telehealth Solutions, Inc, and Continental Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.20 filed with the Form S-4 filed by the Registrant on May 9, 2024)
10.38+	Indemnification Agreements, dated June 24, 2024, by and between VSee Health, Inc. and each of the officers and directors (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.39+†	2024 VSee Health, Inc. Incentive Plan (incorporated by reference to Exhibit 99.1 filed with the Form S-8 filed by the Registrant on October 8, 2024).
10.40+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.40 filed with the Form 10-K/A filed by the Registrant on August 29, 2025).
10.41+	Form of Restricted Share Unit (incorporated by reference to Exhibit 10.41 filed with the Form 10-K/A filed by the Registrant on August 29, 2025).
10.42+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.42 filed with the Form 10-K/A filed by the Registrant on August 29, 2025).
10.43	Securities Purchase Agreement, dated as of September 30, 2024, by between VSee Health, Inc., and the investor therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 1, 2024).
10.44	Amendment No.1 to Securities Purchase Agreement, dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.45	Senior Secured Convertible Promissory Note dated as of September 30, 2024 by and between VSee Health, Inc. and the investor therein (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 1, 2024).

Exhibit No.	Description
10.46	Registration Rights Agreement dated as of September 30, 2024 by and between VSee Health, Inc. and the investor thereof (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 1, 2024).
10.47	Form of Lock-Up Agreement entered with directors and officers of VSee Health, Inc. on September 30, 2024 (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 1, 2024).
10.48	Securities Purchase Agreement, dated as of November 8, 2024, by and between VSee Health, Inc. and SCS, LLC (incorporated by reference to Exhibit 10.47 filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).
10.49	Lock-Up Agreement entered with Quantum Assets SPV, LLC on November 8, 2024 (incorporated by reference to Exhibit 10.48 filed with the Registration Statement on Form S-1 filed by the Registrant on November 11, 2024).
10.50	Form of Note Pursuant to Amendment No.1 to Securities Purchase Agreement, dated March 20, 2025 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.51	Secured Note Purchase Agreement, dated as of March 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.52	Form of Secured Note, dated March 20, 2025 (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.53	Form of Security Agreement, dated March 20, 2025 (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on March 21, 2025).
10.54	Amendment No. 1 to Security Agreements dated as of October 9, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 10, 2025).
10.55	Note Purchase Agreement, dated as of October 9, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 10, 2025).
10.56	Amendment No. 2 to Security Agreements and Guaranties, dated as of October 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 20, 2025).
10.57	Note Purchase Agreement, dated as of October 20, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 20, 2025).
10.58	Amendment No. 1 to the Senior Secured Convertible Promissory Note, dated October 21, 2025, by and between VSee Health, Inc. and the investor therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 22, 2025).
10.59	Warrant Exchange Agreement, dated October 29, 2025, by and between VSee Health, Inc. and the investor therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 29, 2025).
10.60	Exchange Agreement, dated November 13, 2025, by and between VSee Health, Inc. and the investor therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 17, 2025).
10.61	Directed Stock Purchase Agreement, dated November 13, 2025, by and between VSee Health, Inc. and the investor therein (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 17, 2025).
10.62	Convertible Note Purchase Agreement, dated October 29, 2025, by and between VSee Health, Inc. and the investor listed therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 17, 2025).
10.63	Security Agreement, dated October 29, 2025, by and between VSee Health, Inc. and the investor listed therein (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 17, 2025).
10.64	Form of Securities Purchase Agreement, dated as of November 25, 2025, by and between the Company and the Purchaser signatory thereto (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 26, 2025)
10.65	Placement Agent Agreement, dated as of November 25, 2025, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 26, 2025)
10.66	Securities Purchase Agreement, dated as of December 9, 2025, by and between the Company and Manatt, Phelps & Phillips, LLP (incorporated by reference to Exhibit 10.66 filed with the Registration Statement on Form S-1 filed by the Registrant on December 29, 2025).
10.67	Amendment to Securities Purchase Agreement, dated as of December 29, 2025, by and between the Company and Manatt, Phelps & Phillips, LLP (incorporated by reference to Exhibit 10.67 filed with the Registration Statement on Form S-1 filed by the Registrant on December 29, 2025).
16.1	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated October 13, 2025 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 filed with the Form 8-K filed by the Registrant on October 14, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed with the Form 10-K/A by the Registrant on August 29, 2025)
21.2*	List of Subsidiaries of VSee Health, Inc.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm
23.2*	Consent of WWC, P.C. Certified Public Accountants, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 filed with the Form 10-K/A filed by the Registrant on August 29, 2025).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.SCA	XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	Indicates management contract or compensatory plan or arrangement.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSEE HEALTH, INC.

Date: March 31, 2026	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Milton Chen	Co-Chief Executive Officer, Chairman, Director	March 31, 2026
Milton Chen	(Principal Executive Officer)

/s/ Kevin Lowdermilk	Director	March 31, 2026
Kevin Lowdermilk

/s/ Colin O’Sullivan	Director	March 31, 2026
Colin O’Sullivan

/s/ Scott Metzger	Director	March 31, 2026
Scott Metzger

/s/ Cydonii V. Fairfax	Director	March 31, 2026
Cydonii V. Fairfax

/s/ David L. Wickersham	Director	March 31, 2026
David L. Wickersham