Form 10-Q
period 2026-03-31
VSEE HEALTH, INC.
filed 2026-05-15
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 48,599,421 of the registrant’s common stock outstanding.

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed by us with the Securities and Exchange Commission (“SEC”).

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

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$1,346,132	$5,266,286
Accounts receivable, net of allowance for credit losses of $1,125,816 and $835,007 as of March 31, 2026, and December 31, 2025, respectively	2,671,169	2,520,844
Due from related party	312,947	304,614
Prepaids and other current assets	511,051	273,663
Total current assets	4,841,299	8,365,407

Non-current assets
Long-term investments	749,800	-
Right-of-use assets, net	10,881	13,304
Intangible assets, net	8,232,500	8,785,000
Goodwill	4,916,694	4,916,694
Fixed assets, net	265,245	332,614
Total assets	$19,016,419	$22,413,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,529,725	$11,536,775
Deferred revenue	1,446,585	1,324,485
Due to related parties	51,900	51,900
Operating lease liabilities	10,881	10,394
Financing lease liabilities	-	131,062
Encompass Purchase Liability	400,000	650,000
Convertible notes, at fair value	346,943	713,128
Loan payable, related party, net of discount	471,651	471,651
Line of credit	-	456,097
Notes payable, net of discount	524,093	880,175
Common stock issuance obligation	12,798	18,941
Total current liabilities	11,794,576	16,244,608
Non-current liabilities
Notes payable, less current portion, net of discount	781,581	593,941
Operating lease liabilities, less current portion	-	2,910
Deferred tax liabilities, net	119,192	119,192
Total liabilities	$12,695,349	$16,960,651

Commitments, Contingencies, and Concentration Risk (Note 9)

STOCKHOLDERS’ EQUITY
Series A Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 422 and 1,788 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	1	1
Series B Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 2,000 and 0 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	1	-
Common stock, $0.0001 par value; 100,000,000 shares authorized 47,299,421 and 33,193,140 shares issued and outstanding as of March 31, 2026, and December 31, 2025	4,730	3,319
Additional paid-in capital	91,333,323	87,865,771
Accumulated deficit	(85,016,985)	(82,416,723)
Total stockholders’ equity	6,321,070	5,452,368
Total liabilities and stockholders’ equity	$19,016,419	$22,413,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Revenues
Subscription fees	$605,470	$827,345
Professional services and other fees	580,981	896,680
Technical engineering fees	94,441	399,846
Patient fees	881,340	711,264
Telehealth fees	997,953	483,850
Institutional fees	-	2,500
Total revenues	3,160,185	3,321,485
Cost of revenues	1,962,074	1,461,514
Gross margin	1,198,111	1,859,971

Operating expenses
Compensation and related benefits	1,732,003	1,658,998
General and administrative	2,440,383	2,032,291
Total operating expenses	4,172,386	3,691,289

Net operating loss	(2,974,275)	(1,831,318)

Other income (expense)
Interest expense	(113,098)	(730,665)
Other income, net	-	15,539
Change in fair value of financial instruments	143,040	(1,261,471)
Gain on extinguishment of financial liabilities	367,809	-
Loss on issuance of financial instruments	-	(138,020)
Total other income (expense), net	397,751	(2,114,617)

Loss before provision for income taxes	(2,576,524)	(3,945,935)

Provision for income taxes	(23,738)	(13,505)

Net loss	$(2,600,262)	$(3,959,440)

Basic and diluted loss per common share	$(0.05)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted	47,902,512	16,312,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2025	1,788	$1	-	$-	33,193,140	$3,319	$87,865,771	$(82,416,723)	$5,452,368
Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	(2,600,262)	(2,600,262)
Shares issued as part of stock grants to vendors	-	-	2,000	1	3,000,000	300	1,573,499	-	1,573,800
Shares issued during the period	-	-	-	-	2,665,167	267	948,878	-	949,145
Shares issued on conversion of preferred stock	(1,366)	-	-	-	683,151	68	(68)	-	-
Shares issued on exercise of pre-funded warrants	-	-	-	-	5,137,065	514	-	-	514
Stock based compensation	-	-	-	-	2,620,898	262	945,243	-	945,505
Balance - March 31, 2026	422	$1	2,000	$1	47,299,421	$4,730	$91,333,323	$(85,016,985)	$6,321,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2024	6,158	$1	16,297,190	$1,630	$67,683,754	$(67,703,873)	$(18,488)
Net loss for the three months ending March 31, 2025	-	-	-	-	-	(3,959,440)	(3,959,440)
Payment to shareholder*	-	-	-	-	(10,000)	-	(10,000)
Shares issued during the period	-	-	125,000	13	90,621	-	90,634
Stock based compensation	-	-	-	-	400,297	-	400,297
Balance - March 31, 2025	6,158	$1	16,422,190	$1,643	$68,164,672	$(71,663,313)	$(3,496,997)

*	The payment of $10,000 represents a cash disbursement to an investor under the terms of the June 2024 transaction agreement.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,600,262)	$(3,959,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of financial instruments	(143,040)	1,399,491
Gain on extinguishment of financial liabilities	(367,809)	-
Credit loss expense	355,794	120,919
Depreciation and amortization	646,619	647,037
Stock-based compensation	441,306	392,106
Amortization of right-of-use assets	2,423	20,524
Changes in operating assets and liabilities:
Accounts receivable	(506,119)	(255,130)
Due from related party	(8,333)	242,500
Prepaids and other current assets	(237,388)	(83,168)
Accounts payable and accrued liabilities	(155,059)	692,586
Deferred revenue	122,100	358,860
Operating lease liabilities	(2,423)	(16,778)
Net cash used in operating activities	$(2,452,191)	$(440,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(26,752)	(11,873)
Purchase of long-term investments	(100,000)	-
Net cash used in investing activities	$(126,752)	$(11,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(528,405)	-
Payment to shareholder	-	(10,000)
Proceeds from issuance of common stock	-	90,634
Proceeds from notes issued during the period	176,750	509,366
Proceeds from pre-funded warrants, net of issuance costs	514	-
Payments on factoring payable	-	(28,627)
Payments on financing lease liability	(591,118)	(25,000)
Payments on Encompass Purchase Liability	(50,000)	-
Payments on line of credit	(348,952)	-
Net cash (used in) provided by financing activities	$(1,341,211)	$536,373

NET CHANGE IN CASH	(3,920,154)	84,007
Cash, Beginning of the period	5,266,286	326,115
CASH, END OF THE PERIOD	$1,346,132	$410,122

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$212,476	$110,205
Non-cash investing and financing activities:
Common stock issued on the exercise of pre-funded warrants	$514	$-
Common stock issued on conversion of notes payable	$299,345	$-
Common stock issued to settle directors compensation payable	$60,762	$-
Common stock issued to settle executives compensation payable	$107,902	$-
Common stock issued to settle employees and consultants compensation payable	$776,842	$-
Common stock issued as consideration for investment in GoMyRX Inc.	$649,800	$-
Common and preferred stock issued to settle accounts payable	$1,573,800	$-

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

The Company was formed in Delaware on March 30, 2021, under the name Digital Health Acquisition Corp. (“DHAC”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On June 24, 2024 (the “Closing Date”), the parties consummated the business combination by and among DHAC, DHAC Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of DHAC (“Merger Sub I”), DHAC Merger Sub II, Inc., a Texas corporation and a direct, wholly owned subsidiary of DHAC (“Merger Sub II”), VSee Lab Inc., a Delaware corporation (“VSee Lab”), and iDoc Virtual Telehealth Solutions, Inc., a Texas corporation (“iDoc”), (the “Business Combination”). In connection with the Business Combination, DHAC changed its name from Digital Health Acquisition Corp. to VSee Health, Inc. Furthermore, unless otherwise stated or unless the context otherwise requires, references to “DHAC” refer to Digital Health Acquisition Corp., a Delaware corporation, prior to the Closing Date. The transaction was accounted for as a reverse recapitalization, with VSee Lab, Inc. identified as the accounting acquirer.

iDoc, provides high-acuity patient care solutions through elite physician services in ICUs using a proprietary technology platform. It delivers neuro-critical care and tele-critical care services to a wide range of customers, including hospital systems, LTACs, and correctional facilities. Staffed by board-certified intensivists, neurointensivists, neurologists, and advanced practice providers, iDoc offers 24/7 care for acute neurological conditions and supports multidisciplinary treatment plans. Its services include teleneurocritical care, teleneurology, epileptology, and advanced monitoring such as intracranial pressure, cerebral hemodynamics, brain oximetry, microdialysis, and continuous EEG.

VSee Lab, is a telehealth software platform offering a scalable, API-driven solution for virtual healthcare delivery. Its proprietary, modular system enables plug-and-play telehealth services with end-to-end encrypted video, integrated with medical devices, EMRs, and other sensitive data. The platform supports real-time integrations across payors, healthcare systems, and third-party applications, enabling seamless connectivity and collaboration. With white-label capabilities and high-performance scalability, VSee Lab is designed to meet the evolving needs of healthcare organizations.

For financial reporting purposes, historical financial data prior to June 24, 2024, reflects the operations of VSee Lab, Inc. The acquisition of iDoc was treated as a business combination under Accounting Standards Codification 805, Business Combinations, with the excess purchase consideration recorded as goodwill.

Going Concern

Management has determined that principal conditions including the Company’s liquidity condition and historical operating losses raise substantial doubt about the Company’s ability to continue as a going concern for a period of time of at least one year after the date that the accompanying consolidated financial statements are issued.

The Company has incurred multiple years of losses resulting in an accumulated deficit of $85,016,985 as of March 31, 2026, and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $2,452,191 for the three months ended March 31, 2026. For the three months ended March 31, 2026, the Company had a loss from operations of $2,600,262. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Management has undertaken a series of measures to address these concerns, which include:

●	Revenue Enhancement Strategies: The Company won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline.

●	Additional Financing: The Company is in negotiations with an investor for additional financing, which is expected to support its working capital needs and fund its growth initiatives.

Management has determined that the liquidity condition and historical operating losses raises substantial doubt about its ability to continue as a going concern for a period of time of least one year after the date that the accompanying condensed consolidated financial statements are issued.

There is no assurance that the Company’s plans to alleviate such concerns will be successful or unsuccessful within one year after the date the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements include the accounts of VSee Health, Inc. and its subsidiaries, VSee Lab and iDoc, which are both 100% wholly owned subsidiaries of the Company. In addition, the consolidation includes Encompass Healthcare Billing, LLC, a 100% wholly owned subsidiary of iDoc and This American Doc, Inc. (“TAD”), a 100% wholly owned subsidiary of VSee Lab. All intercompany amounts are eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2026, and December 31, 2025, its results of operations, changes in stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2026, and 2025, in conformity with U.S. GAAP. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “December 31, 2025, Consolidated Financial Statements”), as filed with the SEC. The significant accounting policies and estimates used in preparing these unaudited condensed consolidated financial statements were applied on a basis consistent with those reflected in the December 31, 2025, Consolidated Financial Statements.

Certain reclassifications have been made to the Company’s prior period consolidated financial statements to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net loss, consolidated cash flows, total assets, total liabilities or total stockholders’ equity.

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

Management has determined that the Company has two consolidated operating segments. The Company’s reporting segment reflects the manner in which its chief operating decision makers, which is currently shared between the Co-Chief Executive Officers, Milton Chen and Imoigele Aisiku, review results and allocate resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

The Company’s reporting segments are Healthcare Technology (“Technology”) and Telehealth Services (“Telehealth”). VSee Lab is included in Technology, while iDoc is included in Telehealth.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, revenue, cost of revenues, goodwill and intangible asset impairment analysis, allowance for credit losses, the Quantum Convertible Note and the May 2025 Convertible Note (each of these instruments as defined in Note 7 Convertible debt, at fair value), stock-based compensation, incremental borrowing rate determination, useful life of intangibles, reserve for income tax uncertainties and other contingencies, and valuation of deferred tax asset.

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

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company believes the quoted transaction prices in the customer contracts represent the stand-alone selling prices for each of the separate performance obligations that are distinct and priced separately within the contract.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Timing of revenue recognition
Products and services transferred over time	$699,911	$1,227,191
Products and services transferred at a point in time	2,460,274	2,094,294
Total Revenue	$3,160,185	$3,321,485

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

	Three Months Ended March 31,
	2026	2025

Net loss	$(2,600,262)	$(3,959,440)
Weighted average shares outstanding – basic and diluted	47,902,512	16,312,468
Net loss per share – basic and diluted	$(0.05)	$(0.24)
Excluded securities:(1)
Public Warrants	9,877,432	11,500,000
Private Warrants	557,000	557,000
Bridge Warrants	173,913	173,913
Extension Warrants	26,086	26,086
September 2024 Warrants	740,741	740,741
Quantum Convertible Note, related party (2)	206,928	1,862,466
Exchange Note (2)	-	827,330
September 2024 Convertible Note (3)	-	1,258,733
Series A Preferred stock common stock equivalents (4)	210,850	3,079,000
Series B Preferred stock common stock equivalents (5)	1,300,000	-
Stock options granted	803,646	803,646
Common stock issuance obligation	51,192	51,192
March 2025 Convertible Note	-	7,543
Common Stock Warrants	19,672,130	-

(1)	The Company’s dilutive shares have not been included in the computation of diluted net loss per share for the three months ended March 31, 2026, and 2025, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00, was partially converted during the year in 2025.

(3)	Fully converted during the year 2025.

(4)	Assumes the maximum conversion thereon at the floor conversion price of $2.00, partially converted during the year 2025.

(5)	Assumes the maximum conversion thereon at the floor conversion price of $0.65.

The pre-funded warrants of 4,699,000 were included in the computation of basic and diluted net loss per share, as the pre-funded warrants are exercisable for nominal consideration.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of March 31, 2026, and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of federally insured limit as of March 31, 2026, was approximately $700,943. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

As of March 31, 2026, and December 31, 2025, respectively, the allowance for credit losses was $1,125,816 and $835,007, respectively. For the three months ended March 31, 2026, and 2025, the Company recognized $355,794 and $120,919 of credit loss expense within general and administrative expense on the condensed consolidated statements of operations.

The following table presents the Company’s allowance for credit losses at March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Beginning allowance for credit losses	$835,007	$2,393,033
Add: Credit loss expense	355,794	1,029,317
Less: Accounts receivable write-off included in allowance for credit losses above	(64,985)	(2,587,343)
Ending allowance for credit losses	$1,125,816	$835,007

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

As of March 31, 2026, and December 31, 2025, the Company had $1,446,585 and $1,324,485 respectively, of contract liabilities associated with customer deposits for subscription, professional, and technical engineering services, which were reported in deferred revenue on the condensed consolidated balance sheets.

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

See Note 14 Fair Value Measurements for additional information on assets and liabilities measured at fair value.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has determined that its Public warrants, Private warrants, Bridge Warrants, September 2024 Warrants, Pre-funded Warrants, Common Stock Warrants and Extension Warrants are freestanding and meet equity classification under ASC 815 (Derivatives and Hedging) and are therefore classified in equity.

Long – term Investments

For equity investments that do not have readily determinable fair values, the Company measures the equity investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the Company. The Company periodically evaluates the carrying value of the equity investment, or when events and circumstances indicate that the carrying amount of an asset may not be recovered.

On January 16, 2026, the Company entered into a Stock Purchase Agreement with GoMyRx, Inc., a Wyoming corporation (“GMRx”), and Go Biz Holdings, LLC, a Wyoming limited liability company (“GBiz”), pursuant to which the Company agreed to acquire an approximately 10% ownership interest in GoMyRx, Inc. for a total purchase consideration of $2,000,000.

As of the reporting date, the Company has funded $749,800 of the total committed investment, of which $100,000 was funded in cash and the remaining amount was satisfied through the issuance of 1,800,000 shares of the Company’s common stock.

The Company does not have the ability to exercise significant influence over GMRx and, accordingly, this investment is not accounted for under the equity method. The investment is accounted for as an equity investment in a private company, measured at cost, less impairment, with adjustments for observable price changes, if any.

Fixed Assets

Fixed assets are recorded at historical cost, less accumulated depreciation. The Company expenses fixed assets purchased that are less than $1,000. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are charged to expenses as incurred.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired, and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For the three months ended March 31, 2026, and 2025, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

Intangible Assets

Intangible assets are presented at their historical costs, net of amortization. Historical cost of intangible assets acquired in a business combination represents the fair value at acquisition. The fair value at acquisition is determined based on the appraised value of the asset. Intangible assets are comprised of developed technology and customer list. Developed technology and customer relationships are amortized using the straight-line method over the five-year and ten-year estimated useful lives of the assets, respectively.

	Estimated	March 31,	December 31,
	Useful Life	2026	2025
Customer relationships	10 years	$2,100,000	$2,100,000
Developed technology	5 years	10,000,000	10,000,000
Accumulated amortization		(3,867,500)	(3,315,000)
Intangible assets, net		$8,232,500	$8,785,000

Expected amortization expense is as follows:

Year ending December 31, 2026 (remaining 9 months)	$1,657,500
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029	1,210,000
Year ending December 31, 2030	210,000
Thereafter	735,000
Total	$8,232,500

For the three months ended March 31, 2026, and March 31, 2025, the Company recorded amortization expense of $552,500 and $552,500, respectively, within general and administrative expenses in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

Recent Accounting Standards Adopted by the Company

ASU 2024-04: In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20)—Induced Conversions of Convertible Debt Instruments. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted for all entities that have adopted the amendments in ASU 2020-06. We adopted this standard during the first quarter of 2026 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements presented.

ASU 2025-05: In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company adopted this standard during the first quarter of 2026 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements presented.

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

ASU 2025-03: In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed financial statements and related disclosures.

ASU 2025-04: In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed financial statements and related disclosures.

ASU 2025-06: In September 2025, the FASB issued ASU 2025-06- Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures in the condensed consolidated financial statements.

ASU 2025-11: In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures in the condensed consolidated financial statements.

ASU 2025-12: In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures in the condensed consolidated financial statements.

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

Note 3 Leases

Operating Leases

The Company has operating and finance leases for real estate, and office equipment.

Operating lease right-of-use assets are summarized below.

	March 31, 2026	December 31, 2025
Office lease	$26,723	$133,112
Less: Accumulated amortization	(15,842)	(119,808)
Right-of-use assets, net	$10,881	$13,304

Operating lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
Office lease	$10,881	$13,304
Less: current portion	(10,881)	(10,394)
Long-term portion	$-	$2,910

As of March 31, 2026, and December 31, 2025, $300,857 and $300,907, respectively, of the Company’s operating lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2026 (remaining 9 months)	$9,000
Year ending December 31, 2027	3,000
Total future minimum lease payments	12,000
Less: Imputed interest	(1,119)
Present value of payments	$10,881

Expenses incurred with respect to the Company’s operating leases during the three months ended March 31, 2026, and 2025, which are included in general and administrative expenses on the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease expense	$3,000	$35,635
Total operating lease expense	$3,000	$35,635

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	1	1.3
Weighted average discount rate	18.5%	18.5%

Finance Leases

On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024. On December 13, 2024, the Company revised the forbearance agreement with a maturity date of June 2025. On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment on September 5, 2025, and a further payment on November 30, 2025.

Pursuant to a settlement agreement, the Company paid $1,197,891 to a bank on January 15, 2026, in exchange for the release of certain judgment liens. Of the total amount due on that date, $772,620 related to finance lease liabilities, which was settled through a cash payment of $591,118 and a gain on extinguishment amounting to $181,501, which was recorded within ‘Gain on extinguishment of financial liabilities’ in the condensed consolidated statements of operations.

Accordingly, the finance lease liabilities have been fully settled as of March 31, 2026.

	March 31, 2026	December 31, 2025
Equipment lease	$736,624	$736,624
Less: Accumulated amortization	(630,561)	(544,575)
Leased equipment, net	$106,063	$192,049

Finance lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
Equipment lease	$-	$131,062
Less: current portion	-	(131,062)
Long-term portion	$-	$-

Total finance lease cash payments made during the three months ended March 31, 2026, and 2025 were $591,118 and $25,000 respectively. As such, as of March 31, 2026, and December 31, 2025, $0 and $641,558, respectively, of the Company’s financing lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases during the three months ended March 31, 2026, and 2025, which are included in the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Finance lease amortization	$85,986	$85,986
Finance lease interest	5,298	14,984
Total finance lease expense	$91,284	$100,970

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)*	-	0.6
Weighted average discount rate*	-%	19.30%

*	The finance leases obligations of the Company have been fully settled as of March 31, 2026.

Note 4 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	March 31, 2026	December 31, 2025
Accounts payable	$3,836,362	$5,528,161
Accrued compensation and benefits	1,986,858	2,320,871
Accrued interest	547,060	574,232
Accrued sales and use tax	1,268,330	1,240,381
Accrued financing lease	-	641,558
Other accrued liabilities	891,115	1,231,572
	$8,529,725	$11,536,775

Note 5 Factoring Payable

The Company has entered into certain factoring payable agreements. Except as specifically set forth below, the factoring purchase agreements are not collateralized by a general security agreement over iDoc’s personal property and interests. No interest rate is associated with these factoring purchase transactions and no time during which the amount sold must be collected because the weekly amount is subject to adjustment based on future receipts generated by iDoc or the Company.

1.	A Future Receipts Sale Agreement, which iDoc entered into on June 21, 2023, pursuant to which iDoc sold $299,000 of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. During the year ended December 31, 2025, the Company entered into a Stipulation of Settlement with the factoring purchaser, under which a previously issued judgment of $161,268 was settled for a fixed settlement amount of $50,000. Following the same, the factoring payable under this June 21, 2023, Future Receipts Sale Agreement was fully repaid as of December 31, 2025.

2.	A Future Receipts Sale Agreement, which iDoc entered into on June 28, 2023, pursuant to which iDoc sold $140,000 of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023, Future Receipts Sale Agreement was fully repaid during the year ended December 31, 2025.

3.	A Future Receipts Sale Agreement, which iDoc entered into on October 13, 2023, pursuant to which iDoc sold $186,250 of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. During the year ended December 31, 2025, this agreement was terminated pursuant to a payoff arrangement under which the purchaser agreed to accept a fixed amount of $50,000 as full and final settlement of the remaining balance owed. The factoring payable under the October 13, 2023, Future Receipts Sale Agreement was fully repaid as of December 31, 2025.

Note 6 Line of Credit and Notes Payable, Net of Discount

The following is a summary of the notes payable as of March 31, 2026, and December 31, 2025:

	March 31	December 31,
Notes Payable	2026	2025
Note payable issued November 29, 2021	$—	$336,983
Note payable issued December 1, 2021	1,500,600	1,500,600
Note payable issued August 18, 2023	64,000	64,000
Note payable issued August 3, 2023	33,000	33,000
September 2025 promissory note	302,355	446,192
Encompass SBA loan	200,000	—
First Insurance Funding loan	112,378	—
Total notes payable	2,212,333	2,380,775
Less: Current portion	(524,093)	(880,175)
Less: Fair value adjustment for debt	(906,659)	(906,659)
Total notes payable, net of current portion	$781,581	$593,941

Required principal payments under the Company’s notes payable are as follows:

Year Ending December 31, 2026 (Remaining 9 months)	$524,093
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Year ending December 31, 2029	40,646
Year ending December 31, 2030	42,198
Thereafter	1,528,668
Total	$2,212,333

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc.

(1)	On November 29, 2021, the iDoc issued a $654,044 promissory note to a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (6.75% and 6.75% at March 31, 2026, and December 31, 2025, respectively) (See Note 9 Commitments, Contingencies, and Concentration Risk). iDoc was required to pay the loan in 36 payments of $19,409. Pursuant to a settlement agreement, the Company paid $1,197,891 to the bank on January 15, 2026, in consideration of the release of certain judgment liens which included the remaining balance due on this note payable. Included in the amount due on January 15, 2026, was $336,983 pertaining to this note. This amount was settled through a payment of $257,820 and a gain on extinguishment amounting to $79,163. The gain on extinguishment was recorded within ‘Gain on extinguishment of financial liabilities’ in the condensed consolidated statements of operations. As of March 31, 2026, and December 31, 2025, the outstanding balance on the promissory note was $0 and $336,983. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded $0 and $9,427 in interest related to the promissory note, respectively. The accrued interest balance, which was included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2026, and December 31, 2025, was $0 and $0, respectively.

(2)	On December 1, 2021, iDoc issued a promissory note to a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer, Imoigele Aisiku. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of each of March 31, 2026, and December 31, 2025, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly instalment payments, including principal and interest, of $7,682. The Company recorded $14,338 in interest related to the promissory note for the three months ended March 31, 2026. For the three months ended March 31, 2025, $13,875 was recorded in interest related to the promissory note. The accrued interest balance, which were included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2026, and December 31, 2025, were $214,731 and $200,393. The note is currently in default for late payment.

(3)	On August 3, 2023, iDoc issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized total interest expense of $2,145 for the three months ended March 31, 2026, and 2025. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2026, and December 31, 2025, was $19,500 and $19,370, respectively. As of each of March 31, 2026, and December 31, 2025, the outstanding balance of the promissory note was $33,000. The note is currently in default for late payment, and as such, the Company has classified the entire note in full in current liabilities.

(4)	On August 18, 2023, iDoc issued an 8.50% original issue discount promissory note to an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of March 31, 2026, and December 31, 2025, the promissory note net of unamortized debt discount was $64,000. The Company recognized $4,160 and $4,160 interest at the default interest rate for the three months ended March 31, 2026 and March 31, 2025. The Company had $38,720 and $34,560 in accrued interest which is included within accounts payable and accrued liabilities in the condensed consolidated balance sheets, as of March 31, 2026 and December 31, 2025, respectively. The note is currently in default for late payment, and as such, the Company has classified the note in full in current liabilities.

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

In connection with the second closing under the Purchase Agreement and the March 2025 Promissory Note, the Company also issued 100,000 shares of Common Stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ equity upon issuance.

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

Following this transaction, the March 2025 Promissory Note was fully settled, and no principal remained outstanding as of March 31, 2026, and December 31, 2025.

The interest expense recognized for the three months ended March 31, 2025, is $9,237.

September 2025 promissory note

On September 5, 2025, the Company entered into a Master Business Loan Agreement (the “MBLA”) whereby the investor agreed to, for a period of up to three years, make advances to the Company (each, an “Advance”) in the aggregate amount of $2,500,001, upon the Company’s request and satisfaction of certain conditions.

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

The Initial MBLA Note may be prepaid at any time by payment of an amount equal to the Initial Advance plus 3.167% of the Initial Advance for each month from the date of the advance to the date of payment (subject to a minimum of 20%). Upon an event of default under the MBLA, payment under the Initial MBLA Note may be accelerated and a default fee equal to 10% of the outstanding balance will become due. The Initial MBLA Note, and any future notes issued pursuant to the MBLA, is secured by a junior lien on all assets of the Company and the validity and performance of which are guaranteed personally by Imoigele Aisiku (the Company’s Co-CEO), and Milton Chen (the Company’s Co-CEO). Mr. Aisiku also entered into a pledge agreement in favour of Change Capital whereby he pledged, as security for the payment and performance of all obligation so the Company under the MBLA, all shares of common stock and other equity interests held by Mr. Aisiku in the Company.

As of March 31, 2026, and December 31, 2025, the outstanding balance on the September 2025 Promissory Note is $302,355 and $446,192, respectively. The interest expense recognized for the three months ended March 31, 2026 and 2025 is $49,875 and $0, respectively.

October Promissory Note - 1

On October 9, 2025, the Company entered into a note purchase agreement (the “October Promissory Note - 1 Purchase Agreement”) with an accredited institutional investor (the “October Promissory Note - 1 Investor”) pursuant to which the Company issued to the October Promissory Note - 1 Investor a secured note in the aggregate principal amount of $133,333 (the “October Promissory Note - 1”) for a purchase price of $120,000. The October Promissory Note - 1 bears interest at the rate of 5% per annum, matures on May 8, 2026, and is secured by all assets of the Company. The October Promissory Note - 1 is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the October Promissory Note - 1, the interest rate will accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the October Promissory Note – 1 remains outstanding, the October Promissory Note - 1 Purchase Agreement: (1) prohibits the Company from entering into a variable rate transaction, (2) requires that the Company provide the October Promissory Note - 1 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities.

On December 10, 2025, the October Promissory Note - 1 was entirely paid off by the Company. The interest expense recognized on the October Promissory Note - 1 for the three months ended March 31, 2025, was $0.

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

On December 10, 2025, the October Promissory Note - 2 was entirely paid off by the Company. The interest expense recognized on the October Promissory Note - 2 for the three months ended March 31, 2025, was $0.

First Insurance Funding Agreement

The Company entered into a Premium Finance Agreement, effective January 1, 2026, with First Insurance Funding (the “Lender”), to finance insurance premiums related to a management liability insurance policy.

Under the agreement, the Lender financed insurance premiums and related taxes and fees totalling approximately $176,750 for a 12-month policy period commencing December 1, 2025. The financed amount accrues a finance charge calculated on a 365-day basis beginning on the effective date of the underlying policy.

The Company made a down payment of $19,250, on January 1, 2026, resulting in an unpaid premium balance of $157,500. The amount financed under the agreement totaled $158,051, which includes financed charges, and accrues finance charges at an annual percentage rate of 9.95%, resulting in total finance charges of approximately $7,297 over the term of the agreement. The agreement requires 10 monthly installments of approximately $16,535 each, with the first instalment due on January 1, 2026. The amount payable is secured by the Company’s rights under such policy.

If any payment due under the Premium Finance Agreement is not paid when due, a late charge will be assessed on any installment at least 5 days in default, and the late charge will equal 5% of such payment or the maximum late charge permitted by law, whichever is less.

As of March 31, 2026, and December 31, 2025, the Company had an outstanding balance of $112,378 and $0, respectively, on the Premium Finance Agreement. The interest expense recognized for the three months ended March 31, 2026, and 2025, is $3,932 and $0, respectively.

Line of credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal Prime Rate (Nil and 6.75% at March 31, 2026, and December 31, 2025, respectively) (See Note 9 - Commitments, Contingencies, and Concentration Risk).

On December 13, 2024, the Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025.

On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025 and a further payment of $100,000 on November 30, 2025.The remaining balance on the forbearance agreement is due December 10, 2025. As of March 31, 2026, and December 31, 2025, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liability - finance, and accrued interest is included in accounts payable and accrued liabilities.

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. On January 15, 2026, the Company entered into a settlement agreement with Frost Bank related to its outstanding loan obligations. Pursuant to a settlement agreement, the Company paid $1,197,891 to the bank on January 15, 2026, in consideration for the release of certain judgment liens. Included in the amount due on January 15, 2026, was $456,097 pertaining to line of credit. This amount was settled through a payment of $348,952 and a gain on extinguishment amounting to $107,145. The gain on extinguishment was recorded within ‘Gain on extinguishment of financial liabilities’ in the condensed consolidated statements of operations. Upon payment, the settlement fully resolved all outstanding amounts owed to the bank, including this note payable issued on November 29, 2021.

The Company recorded $0 and $12,759 in interest related to the line of credit for the three months ended March 31, 2026 and 2025, respectively. The accrued interest balance, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2026, and December 31, 2025, were $0 and $456,097.

Encompass SBA Loan

As part of the settlement agreement entered into on February 16, 2026, the Company assumed an SBA Economic Injury Disaster Loan with a principal balance of $200,000 in settlement of an existing payable to the creditor. The loan was originally issued by the U.S. Small Business Administration on September 25, 2021, bears interest at a rate of 3.75% per annum, and is repayable in monthly installments of $1,030 in accordance with the original loan terms. All remaining principal and accrued interest is due and payable 30 years from the date of the Note.

As on March 31, 2026, the outstanding balance of the Assumed SBA Loan is $200,000.

Note 7 Convertible notes, at fair value

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

In connection with the March 2025 SPA and March 2025 Convertible Note, the Company also issued 25,000 shares of common stock to the investor as additional consideration for entering into the agreement, which were classified in stockholders’ equity upon issuance.

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

Following this transaction, the March 2025 Convertible Note was fully settled, and no principal remained outstanding as of March 31, 2026, and December 31, 2025.

The interest expense recognized on the March 2025 Convertible Note for the three months ended March 31, 2025, was $0. The Company recognized a change in fair value of $0 for the three months ended March 31, 2025 (See Note 14 – Fair Value Measurements).

April 2025 Promissory Note

On April 15, 2025, the Company issued an unsecured promissory note to an institutional investor (the “April 2025 Promissory Note”), with a principal balance of $70,000. The April 2025 Promissory Note bears interest at a fixed rate of 12.00% per annum for the six-month term, equivalent to 2% of the principal balance per month ($1,400 per month), with interest payments due on the 15th day of each month, beginning May 15, 2025. Principal and all outstanding interest are due and payable on October 15, 2025 (the “Maturity Date”).

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

May 2025 Convertible Note

On May 30, 2025, the Company issued the May 2025 Convertible Note, which is one of a series of duly authorized and validly issued promissory notes of the Company, issued and sold by the Company pursuant to the September 2024 Securities Purchase Agreement, dated as of March 31, 2025. The principal amount of the May 2025 Convertible Note is $216,871. The May 2025 Convertible Note combines the outstanding amount due under the April 2025 Promissory Note, totalling $70,431, with an additional $146,440 of new funding to issue a single Convertible Promissory Note in the principal amount of $216,871. The note matures on November 1, 2025, and accrues interest at 5% per annum, payable monthly in cash. The note provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, and payable monthly and any remaining amount upon repayment. Upon an event of default, the interest rate increases to 24% per annum or the maximum rate permitted by law.

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

On February 23, 2026, the Convertible note having a fair value of $311,586, was converted to an aggregate of 865,167 shares of the Company’s common stock at a conversion rate of $0.346 per share. The Company accounted for the conversion under the change in fair value model and recognized a change in fair value of $(12,239) reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion.

Following this transaction, the May 2025 Convertible Note was fully settled, and no principal remained outstanding as of March 31, 2026.

The interest expense recognized on the May 2025 Promissory Note for the three months ended March 31, 2026, and 2025, was $0 and $0, respectively. The Company recognized a change in fair value of $(62,473) and $0 for the three months ended March 31, 2026, and 2025 (See Note 14 – Fair Value Measurements).

October 2025 Convertible Note

On October 29, 2025, the Company entered into a convertible note purchase agreement (the “October 2025 Convertible Note Agreement”) with an accredited institutional investor (the “October 2025 Convertible Note Investor”), whereby the October 2025 Convertible Note Investor purchased a convertible promissory note in the initial principal amount of $217,391 (the “October 2025 Convertible Note”) and 50,000 shares of the Company’s common stock for an aggregate purchase price of $201,000. Pursuant to the October 2025 Convertible Note Agreement, until the later of (i) 12 months after execution of the October 2025 Convertible Note Agreement and (ii) the Company’s obligations under the October 2025 Convertible Note are no longer outstanding, the October 2025 Convertible Note Investor has the right, but not the obligation, to purchase another convertible promissory note from the Company on the same terms and conditions as the October 2025 Convertible Note. The October 2025 Convertible Note accrues interest at a rate of 18% per annum; provided that interest for the first eight months accrues immediately and is guaranteed. Interest may be paid in cash or in common stock, as determined by the October 2025 Convertible Note Investor, commencing on December 1, 2025, and the October 2025 Convertible Note matures on October 29, 2026. The Company may prepay 100% of the outstanding balance of the October 2025 Convertible Note at any time the Company is not in default, provided that the Company pays a prepayment fee equal to 10% of the outstanding balance. At any time after January 29, 2026, the October 2025 Convertible Note Investor may convert any portion of the outstanding balance of the October 2025 Convertible Note into common stock at a price equal to $0.48 per share, subject adjustments for dilutive issuances, stock splits, defaults, and low volume of the common stock, as described further therein. The October 2025 Convertible Note may not be converted by the October 2025 Convertible Note Investor into shares of common stock if such conversion would result in the October 2025 Convertible Note Investor and its affiliates owning in excess of 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the October 2025 Convertible Note. The October 2025 Convertible Note contains standard and customary events of default and covenants, including that, for as long as the October 2025 Convertible Note remains outstanding: (1) the Company is prohibited from entering into a variable rate transaction, (2) the Company is required to provide the October 2025 Convertible Note Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) if the Company conduct a Qualified Financing (as defined in the October 2025 Convertible Note), the Company must prepay the October 2025 Convertible Note out of proceeds from the Qualified Financing and/or the October 2025 Convertible Note Investor may convert October 2025 Convertible Note at the lower of the conversion price then in effect and 75% of the effective price at which the Company issues securities in the Qualified Financing.

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

Following this transaction, the exchange note was fully settled, and no principal remained outstanding as of March 31, 2026, and December 31, 2025.

The Company recognized interest expense of $30,475 for the three months ended March 31, 2025 and a change in fair value of $953,739 for the three months ended March 31, 2025. (See Note 14 – Fair Value Measurements).

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

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during the during year ended December 31, 2024 (see Note 14 Fair Value Measurements).

On April 4, 2025, the Company issued 500 shares of its common stock to the Quantum investor at par value of $0.0001 per share.

On August 28, 2025, the Company agreed to issue 500,000 shares of its common stock, to the Quantum investor as consideration for facilitating emergency funding to support the Company. On October 28, 2025, the Company issued the 500,000 shares of its common stock to the Quantum investor in satisfaction of its previously recorded obligation. As of March 31, 2026, the shares had not yet been issued; however, the Company has recorded a liability for the obligation to issue such shares, amount $305,000, which has been included in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheet.

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

As of March 31, 2026, and December 31, 2025, the Quantum Convertible Note’s fair value was $346,943 and $351,307, respectively. The Company recognized interest expense of $11,244 and $540,000 for the three months ended March 31, 2026, and 2025, and a change in fair value of $(15,608) and $96,194 for the three months ended March 31, 2026, and 2025. (See Note 14 Fair Value Measurements).

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

 The Company recognized interest expense $58,333 for the three months ended March 31, 2025, and a total change in fair value of $459,290 for the three months ended March 31, 2025 (see Note 14 Fair Value Measurements).

Other instruments

ELOC / Equity Financing

On November 21, 2023, DHAC entered into the equity line of credit purchase agreement (“ELOC Agreement) dated November 21, 2023 with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s common stock, from time to time over a 36 month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of common stock to be purchased under the ELOC Agreement with the SEC within 45 days following the Equity Purchase Effective Day and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, the Company may suspend the use of the resale registration statement to (i) delay the disclosure of material non-public information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The deferred charge will be allocated and amortized over the ELOC Agreement once it is drawn upon.

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

On March 20, 2025, the Company entered into Amendment No. 1 to the ELOC Agreement, originally dated November 21, 2023, which modified the floor price to $1.25 and related terms of the ELOC Agreement. In accordance with ASC 815, the amendment requires remeasurement of the ELOC Agreement derivative liability at fair value as of the amendment date. Any resulting change in fair value is recognized in earnings for the period.

The ELOC Agreement continued to be treated as a liability measured at fair value, with ongoing remeasurement at each reporting date until settlement. The amendment did not introduce any new obligations or penalties for non-usage.

On October 18, 2025, the Company terminated the ELOC Agreement . Upon termination, no further shares may be sold under the ELOC Agreement, and the Company has no remaining obligations under the Equity Purchase Agreement. In accordance with ASC 815, the termination represents a settlement event, and as such the Company has written off the ELOC liability through earnings as of the termination date. The Company recorded a gain on extinguishment of the ELOC liability amounting to $42, during the year ended December 31, 2025.

As a result of the Company’s termination of the ELOC Agreement on October 18, 2025, the fair value of the equity contract was reduced to $0 as of the termination date. There was no amount outstanding as of March 31, 2026, and December 31, 2025.

Note 8 Related Party

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

(1)	During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as share were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab. The balance due to the related parties as of March 31, 2026, and December 31, 2025, was $51,900 and $51,900, respectively.

(2)	During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of March 31, 2026 and December 31, 2025, the related party promissory note net of unamortized debt discount was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $7,757 in interest expense for the three months ended March 31, 2026, and 2025. The Company (as the successor of VSee Lab for accounting purposes) had $88,607 and $80,850 in accrued interest as of March 31, 2026, and December 31, 2025, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(3)	On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of March 31, 2026, and December 31, 2025, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $8,642 in interest expense for the three months ended March 31, 2026, and 2025. The Company (as the successor of VSee Lab for accounting purposes) had $98,222 and $89,760 in accrued interest as of March 31, 2026, and December 31, 2025, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(4)	On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of March 31, 2026, and December 31, 2025, the related party promissory note was $70,000. The Company (as the successor of VSee Lab for accounting purposes) recognized $4,936 in interest expense for the three months ended March 31, 2026, and 2025. The Company (as the successor of VSee Lab for accounting purposes) had $42,281, and $37,345 in accrued interest as of March 31, 2026 and December 31, 2025, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024.

(1)	A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on March 31, 2026 and December 31, 2025 were $312,947 and $304,614 respectively. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.

(2)	iDoc issued a promissory note on May 15, 2023, with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and matures on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of March 31, 2026, and December 31, 2025, the related party promissory note was $141,651, including a fair value adjustment of $58,349. The loan is included in the Related Party Loan Payable disclosure on the condensed consolidated balance sheets. No interest is recognized for the three months ending March 31, 2026.

Related Party Transactions by DHAC

For accounting purposes, it was treated that the Company (as the successor of VSee Lab for accounting purposes) acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (See Note 11 – Equity).

(1)	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024 and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of March 31, 2026, and December 31, 2025, the $346,943 and $351,307, respectively (inclusive of principal plus accrued interest on) of the Quantum Convertible Note was due and payable.

(2)	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, Florida. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the three months ended March 31, 2026, and 2025, the Company accrued expense amounting to $45,000, and $60,000, respectively, pertaining to the above-said agreements. The Company has accrued an amount of $100,000 related to the future common stock issuances as of March 31, 2026, and December 31, 2025. .

(3)	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. On November 8, 2024, the Sponsor affiliate, SCS and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS in the aggregate amount of $405,000 as of December 31, 2024, were converted into 202,500 shares of Common Stock. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company, the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of common stock issued in the settlement. As of March 31, 2026, and December 31, 2025, $51,900 of advances due to the Sponsor and certain Sponsor affiliates remain due and payable. The Sponsor has no further obligation to fund working capital needs.

Note 9 Commitments, Contingencies, and Concentration Risk

Litigation

We are currently involved in and may in the future be involved in legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights.

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

Encompass Purchase Liability

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

On February 16, 2026, the Company entered into a settlement agreement to fully settle the Encompass Purchase liability for an aggregate amount of $650,000. The settlement consists of (i) a cash payment of $50,000, (ii) issuance of Company shares with an aggregate fair value of $400,000, and (iii) assignment of a loan liability of $200,000. The Company paid $50,000 per the settlement agreement and recognized a loan liability of $200,000 during the three months ended March 31, 2026. The issuance of Company shares with an aggregate fair value of $400,000 remains pending as of March 31, 2026.

As of March 31, 2026, and December 31, 2025, the value of purchase liability related to the Encompass Acquisition agreement was $400,000 and $650,000, respectively.

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

As at March 31, 2026, the Company has the following contractual commitments:

(1)	iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of March 31, 2026, and December 31, 2025, the Company (as the successor of VSee Lab for accounting purposes) had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the condensed consolidated financial statements as it is due and payable upon invoicing from the vendor for delivery and servicing installation of the Telepresence Robots and software applications.

(2)	iDoc has a promissory note with a principal balance of $200,000 with a related party (See - Note 8 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.

(3)	On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots are deployed. After the number reduces below eleven deployed robots, the amount will pro rate down but will remain in the same ratio as 80% of the monthly revenue generated.

(4)	VSee Lab has a reseller agreement with a vendor to generate revenue opportunities in the international market. As of March 31, 2026, and December 31, 2025, the Company (as the successor of VSee Lab for accounting purposes) has an unpaid commitment of $373,140 and $386,663 respectively, on this reseller agreement. The commitment is not reflected in the condensed consolidated financial statements as the commitment is due and payable once revenues are generated under the reseller agreement. VSee Lab entered into the reseller agreement to generate market share in the international market, and payments are based on revenues generated by the reseller.

VSee Health, Inc. Incentive Plan

DHAC approved and adopted the VSee Health, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) to be effective as of one day prior to the closing Business Combination. The Incentive Plan provides for an initial share reserve equal to 15% of the number of shares of Company common stock outstanding (including shares of Company common stock issuable upon conversion of the outstanding Series A Preferred Stock) following the closing after giving effect to the Business Combination. As of March 31, 2026, the Company has reserved 2,544,021 shares of its common stock for issuance under the 2024 Plan.

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of March 31, 2026, and December 31, 2025, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

Other Matters

The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $1.2 million and $1.2 million as of March 31, 2026, and December 31, 2025, respectively, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

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

In aggregate, the Company had three customers whose accounts receivable represented 44% of the Company’s total accounts receivable as of March 31, 2026. In the aggregate, the Company had three customers whose accounts receivable represented 43% of the Company’s total accounts receivable as of December 31, 2025

The Company had one customer whose revenue accounted for approximately 24% of the Company’s total revenue for the three months ended March 31, 2026. The Company had one customer whose revenue accounted for approximately 26% of the Company’s total revenue for the three months ended March 31, 2025. Although the Company seeks to reduce dependence on those customers, the partial or complete loss of certain of these customers could have at least a temporary adverse effect on the Company’s results of operations.

The Company had two vendors whose accounts payable and accrued liabilities represented 40% of the Company’s total accounts payable and accrued liabilities as of March 31, 2026. The Company had two vendors whose accounts payable and accrued liabilities represented 31% of the Company’s total accounts payable and accrued liabilities as of December 31, 2025.

Note 10 Income Taxes

The components of our income/ (loss) before income taxes were as follows:

	For the three months ended
	March 31, 2026	March 31, 2025
United States	$(2,576,524)	$(3,945,935)
Total	$(2,576,524)	$(3,945,935)

For the three months ended March 31, 2026, and March 31, 2025, the Company recorded income tax provision of $23,738 and $13,505, respectively, for continuing operations. The effective tax rate of (0.92)% and (0.35)% applied to income for three months ended March 31, 2026, and March 31, 2025, respectively, varied from the statutory United States federal income tax rate of 21% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

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

The Company does not have any uncertain income tax positions as at March 31, 2026, and December 31, 2025.

Note 11 Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has designated 6,500 of such shares as Series A Preferred Stock and 2,000 of such shares as Series B Convertible Preferred Stock (“Series B Preferred Stock”). As of March 31, 2026, and December 31, 2025, the Company has 422 and 1,788 shares of Series A Preferred Stock issued and outstanding, respectively. As of March 31, 2026, and December 31, 2025, the Company had 2,000 and 0 shares, respectively, of Series B Preferred Stock issued and outstanding.

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

Series B Preferred Stock

The Series B Preferred Stock has the following rights and privileges:

Ranking – The Series B Preferred Stock rank (i) senior to the common stock, and any other class or series of capital stock of the Company creates hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series B Preferred Stock (“Junior Securities”), (ii) on parity with the Company’s outstanding Series A Preferred Stock as well as any class or series of capital stock of the Company created specifically ranking by its terms on parity with the Series B Preferred Stock (“Parity Securities”), and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to the Series B Preferred Stock.

Dividends – Holders of the Series B Preferred Stock participate on dividends and any other distributions of the Company’s assets as if such holder had held the number of shares of common stock acquirable upon complete conversion of the Series B Preferred Stock immediately prior to the date on which a record is taken for such dividend or distribution, subject to certain limitations on beneficial ownership.

Conversion Rights – The number of shares of common stock into which the Series B Preferred Stock are convertible (the “Conversion Rate”) is equal to the Stated Value ($1,000 per share) of the shares of Series B Preferred Stock held divided by the $0.65 (the “Series B Conversion Price”), subject to adjustment. The Series B Preferred Stock are convertible at any time after the gross proceeds received by the holder in connection with the sale of 3,000,000 shares of common stock received in a private placement from the sale of such shares is less than $2.3 million. Any conversion will be settled only in shares of common stock; provided, that the Company shall not effect any conversion to the extent that after giving effect to such conversion, the converting holder would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to the conversion.

Purchase Rights – If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder of Series B Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of common stock acquirable upon complete conversion of all the Series B Preferred Shares held by such holder immediately prior to the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such Purchase Rights; subject to certain limitations on beneficial ownership.

Automatic Cancellation – When the gross proceeds received by the holder in connection with the sale of 3,000,000 shares of common stock received in a private placement from the sale of such shares equals or exceeds $2.3 million, any outstanding shares of Series B Preferred Stock will be automatically cancelled and returned to the Company.

Rights Upon Issuance of Other Securities; Adjustment of Conversion Price upon Subdivision or Combination of Common Stock – If the Company at any time subdivides (or combines) one or more classes of its outstanding shares of common stock into a greater (or lesser) number of shares, the Conversion Price will be proportionately reduced (or increased).

Adjustment of Conversion Price – The Company may, with the prior written consent of the holders of Series B Preferred Stock, reduce the Conversion Price to any amount and for any period of time deemed appropriate by the Board of Directors.

Voting Rights – The holders of Series B Preferred Stock are entitled to notice of all stockholder meetings at which holders of common stock shall be entitled to vote. Except as otherwise provided in the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock, or as otherwise required by Delaware Law, the holders of Series B Preferred Stock shall have no voting rights.

Reservation Requirements – So long as any Series B Preferred Stock remains outstanding, the Company shall at all times reserve not less than such aggregate number of shares of the common stock as shall be issuable (taking into account the adjustments and restrictions of Section 7 of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock) upon the conversion of the then outstanding shares of Series B Preferred Stock (assuming any such conversions are made without regard to any limitations on conversion set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock).

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common stock and Junior Securities and pari passu with any distribution to holders of Parity Securities, an amount equal to the Stated Value of for each share of Series B Preferred Stock and an amount equal to any accrued and unpaid dividends thereon, and thereafter holders of Series B Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series B Preferred Stock were fully converted (disregarding for such purposes any conversion limitations set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock).

The Company reviewed the Series B Preferred Stock under ASC 480 and ASC 815 and concluded that Series B Preferred Stock did not include any elements that would preclude them from equity treatment and therefore are not subject to the liability treatment under ASC 480 or derivative guidance under ASC 815.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2026, and December 31, 2025, there were 47,299,421 and 33,193,140 shares of common stock outstanding.

The Company issued 14,106,281 and 125,000 shares of common stock during the three months ended March 31, 2026, and 2025, respectively.

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

As of March 31, 2026, and December 31, 2025, there was no unrecognized compensation cost. Stock-based compensation expense of $441,306 and $400,297 was recognized for the three months ended March 31, 2026, and 2025, respectively, within compensation and related benefits on the condensed consolidated statements of operations

Common Stock Issuance Obligation

In connection with the Business Combination on June 24, 2024, the Company agreed to assume an obligation by iDoc to issue 51,192 shares of common stock (contingent on the Business Combination) to certain employees. In accordance with ASC 718, the Company determined that it was not obligated to replace the awards, and as such, recognized the fair value of the award at the Business Combination date as additional stock-based compensation (included in cost of revenues). The grant date fair value was estimated to be $619,935 (see Note 14 Fair Value Measurements). The Company also determined that it should classify this award as a liability under ASC 718 and remeasure the award at its then current fair value each reporting date. As of March 31, 2026, and December 31, 2025, the common stock issuance obligation amounted to $12,798 and $18,941, respectively. The net stock-based compensation expense reversed was $6,143 and $8,191 for the three months ended March 31, 2026, and March 31, 2025, respectively.

As of March 31, 2026, and December 31, 2025, no shares of common stock have been issued under the common stock issuance obligation arrangements.

Note 12 Warrants

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

	Public	Private	Bridge	Extension	September 2024 Warrants	Pre-funded Warrants	Common Stock Warrants	Total
Outstanding, December 31, 2025	9,903,565	557,000	173,913	26,086	740,741	9,836,065	19,672,130	40,909,500
Issued	—	—	—	—	—	—	—	-
Exercised	—	—	—	—	—	(5,137,065)	—	(5,137,065)

Outstanding, March 31, 2026	9,903,565	557,000	173,913	26,086	740,741	4,699,000	19,672,130	35,772,435

Exercisable, March 31, 2026	9,903,565	557,000	173,913	26,086	740,741	4,699,000	19,672,130	35,772,435

Weighted Average Exercise Price	$11.50	$11.50	$11.50	$11.50	$2.25	$ 0.0001 [1]	$0.61	$3.81
Weighted Average Remaining Life in Years	3.23	3.23	1.51	2.10	3.50	—2	4.67	3.59

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

Warrant Exchange Agreement

On October 29, 2025, the Company also entered into a warrant exchange arrangement with Alta Partners (“Alta”) relating to holdings of its Public Warrants, which were issued in connection with the Company’s initial public offering. Pursuant to the arrangement, Alta exchanged a total of 1,560,000 Public Warrants for 1,508,052 shares of the Company’s Common Stock, representing an exchange ratio of approximately 0.9667 shares per warrant. Alta continues to hold 706,533 warrants exercisable for Common Stock at an exercise price of $11.50 per share. In connection with the exchange, the Company recognized proceeds of $1,500,003 in the condensed consolidated statements of stockholders’ equity (deficit).

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

During the three months ended March 31, 2026, a total of 5,137,065 pre-funded warrants were exercised for 5,137,065 shares of common stock for a total consideration of $514 at 0.0001 per share. As of March 31, 2026, 4,699,000 pre-funded warrants remain outstanding.

Note 13 Reportable Segments

The Company has two reportable segments: Technology and Telehealth. These two reportable segments align with the two legacy operating entities (VSee Lab and iDoc). Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. As of March 31, 2026, and December 31, 2025, the Company’s CODM role was shared between the two Co-CEOs.

The CODM reviews gross margin and loss from operations from our reportable segments to evaluate budgets and forecasts, assess actual performance and allocate resources. The CODM review focuses on month to month and quarter to quarter changes in these profit measures in order to identify potential future liquidity issues, evaluate performance and need for potential cost reductions and identify potential vendor sourcing changes. The CODM also reviews the operating segment’s assets, which mainly includes review of the accounts receivable accounts.

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

Summary information regarding the Company’s operating segments along with the reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes is as follows for the three months ended March 31, 2026, and March 31, 2025:

For the three months ended March 31, 2026	Technology	Telehealth	Total

Revenues:
Subscription fees	$605,470	$-	$605,470
Professional services and other fees	580,981	-	580,981
Technical engineering fees	94,441	-	94,441
Patient fees	-	881,340	881,340
Telehealth fees	-	997,953	997,953
Total revenues	$1,280,892	$1,879,293	$3,160,185

Cost of revenues	810,193	1,151,881	1,962,074
Segment gross margin	$470,699	$727,412	$1,198,111

Less (1):
Compensation and related benefits	1,482,984	275,091	1,758,075
General and administrative	302,457	1,237,382	1,539,839

Segment operating loss	$(1,314,742)	$(785,061)	$(2,099,803)

Reconciliation to loss before income taxes:
Unallocated corporate overhead expenses			(874,472)
Interest expense			(113,098)
Change in fair value of financial instruments			143,040
Gain on extinguishment of financial liabilities			367,809
Loss before provision for income taxes			$(2,576,524)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

For the three months ended March 31, 2025	Technology	Telehealth	Total

Revenues:
Subscription fees	$827,345	$-	$827,345
Professional services and other fees	896,680	-	896,680
Technical engineering fees	399,846	-	399,846
Patient fees	-	711,264	711,264
Telehealth fees	-	483,850	483,850
Institutional fees	-	2,500	2,500
Total revenues	$2,123,871	$1,197,614	$3,321,485

Cost of revenues	1,074,124	387,390	1,461,514
Segment gross margin	$1,049,747	$810,224	$1,859,971

Less (1):
Compensation and related benefits	1,164,051	412,319	1,576,370
General and administrative	239,933	981,079	1,221,012
Segment operating loss	$(354,237)	$(583,174)	$(937,411)

Reconciliation to loss before income taxes:
Unallocated corporate overhead expenses			(893,907)
Interest expense			(730,665)
Other income, net			15,539
Change in fair value of financial instruments			(1,261,471)
Loss on issuance of financial instruments			(138,020)
Loss before provision for income taxes			$(3,945,935)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The summary information regarding the reportable segment total assets at March 31, 2026, and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Total assets:
Technology	$605,513	$664,525
Telehealth	16,656,643	17,150,543
Non-operating corporate	1,754,263	4,597,951
Total	$19,016,419	$22,413,019

	March 31, 2026	December 31, 2025
Total Goodwill:
Technology	$-	$-
Telehealth	4,916,694	4,916,694
Non-operating corporate	-	-
Total	$4,916,694	$4,916,694

Some additional summary information regarding the reportable segment depreciation and amortization, capital expenditures and interest expense at March 31, 2026, and 2025 are as follows:

	March 31, 2026	March 31, 2025
Depreciation and Amortization:
Technology	$4,227	$2,161
Telehealth	642,392	644,876
Total	$646,619	$647,037

	March 31, 2026	March 31, 2025
Capital Expenditures:
Technology	$26,752	$11,873
Telehealth	-	-
Total	$26,752	$11,873

	March 31, 2026	March 31, 2025
Interest Expense:
Technology	$21,155	$21,158
Telehealth	20,642	54,252
Non-operating corporate	71,301	655,255
Total	$113,098	$730,665

Note 14 Fair Value Measurements

The following tables present fair value information as of March 31, 2026, and December 31, 2025. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

March 31, 2026	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Quantum Convertible Note, related party	$346,943	$—	$—	$346,943
Common stock issuance obligation	$12,798	$12,798	$—	$—

December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Quantum Convertible Note, related party	$351,307	$—	$—	$351,307
Common stock issuance obligation	$18,941	$18,941	$—	$—
May 2025 Convertible Note	$361,821	$—	$—	$361,821

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of March 31, 2026, and December 31, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between December 31, 2025, and March 31, 2026, was recognized in the statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy at March 31, 2026, and December 31, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.63%	3.53%
Expected term (years)	0.25	0.50
Volatility	68.42%	95.22%
Stock price	$0.25	$0.37

Common Stock Issuance Obligation

The Company established the initial fair value for the common stock issuance obligation to certain employees of the historical iDoc entity as of June 24, 2024, the date the Business Combination closed. As of March 31, 2026, and December 31, 2025, the fair value was remeasured. As the obligation is to issue shares of the Company’s common stock, the Company estimated the fair value of the obligation based on the shares of common stock expected to be issued and the closing price of the Company’s common stock on the date of the fair value measurement. As the key inputs into this fair value estimate are observable, the Company classified the common stock issuance obligation within Level 1 of the fair value hierarchy as of March 31, 2026, and December 31, 2025. The change in fair value between December 31, 2025, and March 31, 2026, was recognized as compensation expense within cost of revenues in the condensed consolidated statements of operations.

May 2025 Convertible Note

The Company established the initial fair value for the May 2025 Convertible Note as of May 30, 2025, which was the date the May 2025 Convertible was funded. As of March 31, 2026, the fair value was remeasured. As such, the Company used the MCM that fair values the debt. The MCM was used to value the May 2025 Convertible Note for the initial periods and subsequent measurement periods.

The May 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of March 31, 2026, and December 31, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the May 2025 Convertible Note were as follows at March 31, 2026, and December 31, 2025:

	March 31, 2026*	December 31, 2025
Risk-free interest rate	-%	3.67%
Expected term (years)	-	0.08
Volatility	-%	46.18%
Stock price	$-	$0.38

*	The May 2025 Convertible Note was fully settled during the three months ended March 31, 2026

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2025, through March 31, 2026, is summarized as follows:

	Quantum Convertible Note	May 2025 Convertible Note	Total
Fair value as of December 31, 2025	$351,307	$361,821	$713,128
Conversion	-	(299,348)	(299,348)
Interest accrued	11,244	-	11,244
Change in fair value	(15,608)	(62,473)	(78,081)
Fair value as of March 31, 2026	$346,943	$-	$346,943

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2024, through March 31, 2025, is summarized as follows:

	Exchange Note	Equity Line of Credit	Quantum Convertible Note, related party	September 2024 Convertible Note	March 2025 Convertible Note	Total
Fair value as of December 31, 2024	$1,499,000	$80,000	$3,248,000	$2,094,000	$-	$6,921,000
Initial fair value at issuance	-	-	-	-	238,020	238,020
Change in fair value	963,897	(35,047)	443,806	478,734	-	1,851,390
Fair value as of March 31, 2025	$2,462,897	$44,953	$3,691,806	$2,572,734	$238,020	$9,010,410

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the three months ended March 31, 2026, and March 31, 2025.

Note 15 Subsequent Events

The Company evaluated subsequent events from the date of the condensed consolidated balance sheets as of March 31, 2026, through the date of the release of the condensed consolidated financial statements.

On April 21, 2026, Toppan Merrill LLC filed a lawsuit in the Superior Court in the County of Middlesex, Massachusetts. The plaintiff alleges that the Company owes $845,891 for services rendered by the plaintiff. The plaintiff is also seeking a preliminary injunction enjoining the Company from disposing assets outside of the ordinary course of business. The Company intends to vigorously defend itself against these allegations. The Company has accrued an amount it believes to be reasonable related to this matter based on the services reflected in its accounts payable balance, which differs from the amount claimed by the plaintiff.

The Company is not aware of any other events or transactions that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the three months ended March 31, 2026, and 2025, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” in the Annual Report for the year ended December 31, 2025 and the section herein entitled “Cautionary Note Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been impacted by the restatement described in the Explanatory Note to this Annual Report and to our consolidated financial statements entitled “Restatement of Previously Issued Financial Statements. “Certain of the financial and other information provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to such restatement adjustments.”

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

Our wholly-owned subsidiary iDoc is a high acuity patient care solution providing elite physician services in intensive care units of our major hospital systems and other customers. iDoc delivers neuro-critical care through a proprietary technology platform. iDoc serves a diverse range of customers from large hospital systems to small/micro hospitals, long-term acute care (LTAC) facilities, correctional facilities and others. In addition to the specialization of neuro critical care, iDoc provides general tele-critical care services, and specialty e-consults to large organizations such as correctional facilities. iDoc has an experienced team of board-certified intensivists, neurointensivists, neurologists, and advanced practice providers that treat and coordinate care for acutely ill patients 24/7 in the Neurointensive Care Unit (“NICU”) and Intensive Care Unit (“ICU”) for stroke, brain trauma, spinal cord, and all other neurological conditions. Our Neurocritical care experts will also help develop multidisciplinary plans of care to optimally treat neurological conditions in relation to their overall medical needs. Our Neuro Critical care service delivery will focus on physicians and provider services in Teleneurocritical care, epileptology, and teleneurology. In addition to standard interventions, our Neurocritical care experts will offer specific care including monitoring intracranial pressure, cerebral hemodynamics, advanced multimodal neuro monitoring (brain oximetry, cerebral microdialysis and continuous electroencephalography).

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012(the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The Jobs Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We are also a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. We may take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2026, included elsewhere in this report. Our critical accounting policies are described below.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.

We determine revenue recognition in accordance with ASC 606 through the following five steps:

1) Identify the contract with a customer

We consider the terms and conditions of our contracts and our customary business practices in identifying our contracts under ASC 606. We determine that we have a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the goods and services to be transferred and the payment terms for the goods and services, we have determined the customer to have the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.

Contractual terms for subscription services are typically 12 months. Contracts are generally cancellable with a 30-day notice period, and customers are billed in annual, quarterly, or monthly instalments in advance of the service period of the subscription. We are not required to refund any prorated prepayment fees invoiced to cover services that were provided.

We also have service contracts with hospitals or hospital systems, physician practice groups, and other users. These customer contracts typically range from two to three years, with an automatic renewal process. We either invoice these customers for the monthly fixed fee in advance or at the end of the month, depending on the contract terms. The contracts typically contain cancellation clauses with advance notice, and revenue for goods and services transferred prior to cancellation is not refundable or creditable.

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

3) Determine the transaction price

Total transaction price is based on the amount to which we are entitled to base on the contracts with its customers. We believe the quoted transaction prices in the customer contracts represent the standalone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract. Consideration promised in our contracts includes both fixed and variable amounts. Our variable consideration is based on fixed unit price for promised services, though the total consideration is dependent upon the actual amounts of promised services used by the customers. If necessary, we estimate the total variable consideration based on the information available to management, and updates such estimates each financial period when needed.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. Where applicable, we establish standalone selling prices based on the observable prices of the good or service when we sell that good or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost plus a margin approach.

5) Recognize revenue when or as we satisfy a performance obligation

Revenue is recognized when or as control of the promised goods or service are transferred to the customer in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

We derive revenue from business services associated with direct tele-physician provider patient fee services, telehealth services, subscription services and institutional services provided to our clients.

Subscription Service Contracts and Performance Obligation

Subscriptions Services

Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services we perform. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period of subscription to our platform. We commence revenue recognition when the customer is provided with platform subscription for the initial monthly period and revenue is recognized over time as a consistent level of subscription service during the subsequent period is delivered. Our obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, we consider an output method of time to measure progress toward satisfaction of its obligations with revenue commencing upon the beginning of the subscription period. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees which are classified as current and non-current based on the timing of when we expect to recognize revenue.

We treat each subscription to a specific module as a distinct performance obligation because each module is capable of being distinct as the customer can benefit from the subscription to each module on its own and each subscription can be sold standalone.

Furthermore, the subscriptions to individual modules are distinct in the context of the contract as (1) we are not integrating the services with other services promised in the contract into a bundle of services that represent a combined output, (2) the subscriptions to specific modules do not significantly modify or customize the subscription to another module, and (3) the specific modules are not highly interdependent or highly interrelated. The subscription to each module is treated as a series of distinct performance obligations because it is distinct and substantially the same, satisfied over time, and has the same measure of progress.

The transaction price is determined based on the consideration we expect to be entitled to in exchange for transferring services to the customer. Under the contracts, the clients pay a fixed rate per user per subscription service. Prior to the start of a contract, clients generally make upfront nonrefundable payments to us when contracting for implementation services.

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

We evaluate the nature of each professional services arrangement to determine the appropriate timing of revenue recognition, ensuring that revenue is recognized in a manner that faithfully depicts the transfer of goods or services to the customer.

Patient Fees Services and Performance Obligation

Patient Fee Services

Patient fees represent a series of distinct services because the performance obligations are met when our physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by our medical professionals. We commence revenue recognition on patient services when we satisfy our performance obligation to provide professional medical services to patients.

We act as the principal in these arrangements because it controls the medical services before they are transferred to the patient. This control is evidenced by our primary responsibility for fulfilling the service and its direct authority over the affiliated physicians, including the right to direct their clinical activities and administrative protocols.

Patient Fee Contracts Involving Third-Party Payors

We receive payments from patients, third-party payors and others for patient fee services. Third-party payors pay us based on contracted rates or the entities’ billed charges. Payments received from third-party payors are generally less than billed charges. We determine the transaction price on patient fees based on standard charges for services provided, reduced by adjustments provided to third-party payors, and implicit price concessions provided to uninsured patients. We monitor our revenue and receivables from third-party payors and records an estimated contractual allowance to properly account for the differences between billed and collected amounts.

Revenue from third-party payors is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments, and allowance for doubtful accounts receivable. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration we expect to receive, based on historical collection experience, market conditions and other factors. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ, from estimated amounts and such difference could be material.

All of our telemedicine contracts for patient reimbursement fees are directly billed to the payors by us. We earn patient fees by providing high acuity patient care solutions. For patient fees, performance obligations are met when our physicians provide professional medical services to patients at the client site as this is deemed as transfer of goods and services to respective patients. The patient benefits from the professional services when care is rendered by our medical professionals. The revenue is determined based on the telemedicine billing code(s) associated with the respective professional service rendered to patients. We earn primarily from reimbursement from the following third-party payors:

Medicare

Our affiliated provider network is reimbursed by the Medicare Part B and Part C programs for certain of the telemedicine services it provides to Medicare beneficiaries. Medicare coverage for telemedicine services is treated distinctly from other types of professional medical services and is limited by federal statute and subject to specific conditions of participation and payment pursuant to Medicare regulations, policies and guidelines, including the location of the patient, the type of service, and the modality for delivering the telemedicine service, among others.

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

Commercial Insurance Providers

We are reimbursed by commercial insurance carriers. The basis for payment to the commercial insurance providers is consistent with Medicare reimbursement fee structure guidelines, and we are in-network or out-of-network with the commercial insurance carriers based on state and insurer requirements.

Telehealth Fees Service Contracts and Performance Obligation

Contract For Telemedicine Care Services

Performance obligations in the contract for telemedicine care are based on services provided via the use of hardware and software integration that includes multi-participant video conferencing, and electronic communication for 24 hours per day, seven days per week for the duration of the contract. We provide administrative support for the tele-physician services and coordinates the services of its clinicians’ network through administrative support, hardware support, and software support and provider coverage availability. We provide coverage availability of its physician services ranging from 12-24 hours per day. Performance obligations in the contract for these services transferred to the customer are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from patient services and institutional services obligations. Performance obligations are met when we provide administrative, business, and medical records and reports related to their professional services rendered pursuant to the agreement in such format and upon such interval as hospitals may require. Revenue from telemedicine care services is included in telehealth fees in the condensed consolidated financial statements.

We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on variable consideration, using the expected value or the most likely amount method, whichever is expected to better predict the amount. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to us. The determination of the amount of revenue we can recognize each accounting period requires management to make estimates and judgments on the estimated expected customer life or expected performance period.

We commence revenue recognition when we satisfy our performance obligation to provide the contractual tele-physician hours services monthly. Prior to the commencement of services, customers generally make initial start-up nonrefundable payments to us when contracting for our training, hardware and software installation and integration, which includes a onetime setup of software security, API interfaces, and compatibility between hospital existing equipment and hardware and software. We recognize revenue upon completion of the implementation when the performance obligation of equipment setup and initial training is completed. The start-up fees do not significantly modify or customize the other goods in the contract. As the start-up service primarily covers initial administrative services for which our clients can cancel future services upon completion, management considers it to be separable from the ongoing business services, and we record start-up fees as revenue when the start-up service is completed over time, using the input method to measure progress each financial period.

Institutional Fees Service Contracts and Performance Obligation

Contract For Electroencephalogram (“EEG”) Professional Interpretation Services

Performance obligations in the contract for EEG professional interpretation services are based on the number of professional services EEG interpretation provides monthly. The performance obligation in the contract for these services transferred to the customer is distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To facilitate the delivery of the EEG professional interpretation services, our physicians use EEG telemedicine equipment provided by us. The performance obligation is satisfied based on the number of EEG professional interpretations performed by our physicians. The number of professional interpretations is traced monthly by both parties and used to determine the revenue earned based on established contractual rates and is included in institutional fees in the condensed consolidated financial statements.

Under most of our contracts, including contracts with our two top customers, the customer pays fixed monthly fees for telemedicine consultation services, EEG professional interpretation services, platform software services, and hardware fees. The fixed monthly fee provides for a predetermined number of daily, monthly, or annual physician hours of coverage and agreed upon rates for interpretation and software services. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment and our virtual healthcare platform, which is provided and installed by us. We also provide the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services.

We commence revenue recognition on EEG professional interpretation services when we satisfy its performance obligation to provide professional interpretation monthly.

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

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired, and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. We determine fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates, and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During the year ended December 31, 2025, we determined there were triggering events that required us to perform a quantitative analysis. Based on the analysis, we concluded that the fair value of the Telehealth Services reporting unit was less than it’s carrying value. As a result, we recorded non-cash goodwill impairment charges of $56,675,210 on the consolidated statement of operations for the year ended December 31, 2025. For the three months ended March 31, 2026, we performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, we concluded that no impairment indicators exist and determined that there were no triggering events that required us to perform a quantitative analysis.

Impairment of Long-lived and Intangible Assets Other than Goodwill

In accordance with ASC 360-10, we, on a regular basis, reviews the carrying amount of long-lived assets, including fixed assets, right-of-use assets and intangible assets, for the existence of facts or circumstances, both internally and externally, that suggest impairment. We determine if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination.

We apply ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Financial Statement Components

Three Months Ended March 31, 2026, and 2025 Results of Operations

The following table presents our results of operations for the three months ended March 31, 2026, and 2025:

	For the three months ended March 31,
	2026	2025	Change	%
Revenue	$3,160,185	$3,321,485	$(161,300)	(5)%
Cost of revenues	1,962,074	1,461,514	500,560	34%
Gross margin	1,198,111	1,859,971	(661,860)	(36)%
Operating expenses	4,172,386	3,691,289	481,097	13%
Other income (expense)	397,751	(2,114,617)	2,512,368	119%
Net loss before taxes	(2,576,524)	(3,945,935)	1,369,411	35%
Income tax provision	(23,738)	(13,505)	(10,233)	(76)%
Net loss	$(2,600,262)	$(3,959,440)	$1,359,178	34%

Revenue

We generate revenue through two primary operating entities, VSee Lab and iDoc. VSee Lab provides a suite of technology-enabled services to healthcare organizations and other customers, including subscription services, professional and other services, and technical engineering services delivered through its telehealth software platform. Subscription services represent a series of distinct performance obligations satisfied over time, as customers simultaneously receive and consume the benefits of the services as they are delivered. Contractual terms for subscription services are typically 12 months.

iDoc enters into management and administrative services contracts with hospitals and hospital systems to provide telehealth physician services, teleradiology services, and acute care patient services. It also generates revenue by directly billing insurance companies for care provided at hospitals and hospital systems. Revenue streams include telehealth fees, patient fees, teleradiology fees, and institutional fees. These contracts typically range from two to three years and are subject to automatic renewal.

Revenue was $3,160,185 for the three months ended March 31, 2026, compared to $3,321,485 for the three months ended March 31, 2025, a decrease of $161,300, or 5%. The overall decline was driven primarily by lower services revenue in our VSee Lab business, partially offset by growth in iDoc’s Teleradiology service line and expanded patient-fee billing.

Telehealth Fees increased by $514,103, or 106%, driven by the launch of our Teleradiology service (which is a new service within the Telehealth segment) in mid-2025, partially offset by the non-renewal of legacy Tele-ICU hospital coverage contracts, which contributed $437,400 in recurring revenue in Q1 2025. Patient Fees increased by $170,076, or 24%, driven by the geographic expansion of iDoc’s telehealth network into several new markets, partially offset by lower volumes following the discontinuation of a legacy hospital coverage contract.

These increases were more than offset by declines across our VSee Lab’s revenue lines. Professional Services and Other Fees decreased by $315,699, or 35%, primarily reflecting the absence of one-time hardware procurement by a key government customer in the prior year. Technical Engineering Fees declined by $305,405, or 76%, as a key customer engagement transitioned from implementation projects to a subscription-based model. Subscription Fees decreased by $221,875, or 27%, due to reduced utilization by a significant customer migrating to a proprietary platform.

Cost of Revenues

Cost of revenues consists primarily of cloud hosting expenses; personnel-related costs for our customer success and medical provider teams, including employee and consulting physicians and other medical providers; costs for third-party software services, hardware, and contractors; costs for teleradiology services; and other costs directly associated with the delivery of our telehealth and patient care solutions. Personnel-related expenses are the most significant component of our cost of revenues, reflecting the specialized clinical and technical resources required to support our platforms and fulfil our service obligations. These costs also include expenses incurred for the delivery of high-acuity patient care services within the intensive care units of major hospital systems and other healthcare customers. We expect cost of revenues to fluctuate period over period as we continue to scale our operations, manage our provider network, and invest in the infrastructure necessary to support the growth of our telehealth platform

Cost of revenues for the three months ended March 31, 2026 was $1,962,074, an increase of $500,560 or 34% compared to $1,461,514 in the prior-year period. Gross margin declined to 38% from 56% in the prior year period. The increase and related margin compression reflect the direct physician-contractor costs associated with the newly launched Teleradiology service (which is a new service line within the Telehealth segment), which engaged an independent physician group to perform radiology reads under its hospital contracts and has a higher cost structure relative to our legacy Tele-ICU and subscription-based revenue streams. Additionally, overseas clinical personnel costs increased due to a discretionary bonus paid in Q1 2026. These increases were partially offset by a significant reduction in direct clinical labour costs resulting from the wind-down of legacy Tele-ICU hospital coverage contracts in 2025, as well as by the absence of medical device and hardware costs incurred in Q1 2025 in connection with one-time hardware sales that did not recur in the current period

Operating Expenses

Operating expenses include all operating costs not included in cost of revenues. These costs consist of compensation and related benefits, and general and administrative expenses composed primarily of payroll and payroll-related expenses, professional fees, insurance, software costs, occupancy expenses, including utilities, depreciation and amortization, and other costs related to the administration of our business.

General and administrative expenses for the three months ended March 31, 2026, were $2.4 million, an increase of $408,092, or 20%, compared to $2.0 million for the three months ended March 31, 2025. The increase was driven primarily by an increase in bad debt expense of $286,529, or 230%, reflecting growth in iDoc’s insurance billing portfolio and longer payer collection cycles associated with geographic expansion, increased business consulting costs of $288,900 as we procured new advisory services compared to net expense reversals in the prior year period, higher investor relations costs of $67,912, or 74%, related to annual shareholder meeting expenses and increased press release activity, and higher legal and professional fees of $70,347, or 169%, reflecting incremental services engaged during the period. These increases were partially offset by a $79,778, or 33%, reduction in audit fees reflecting a transition to a lower-cost audit provider, a $65,538, or 68%, decrease in accounting fees as the prior year included non-recurring technical accounting advisory costs, a $62,842, or 100%, reduction in franchise tax expense as no accrual was recorded in the current period, and a $36,945, or 93%, decrease in lease expense following the cancellation of certain office leases in 2025.

Compensation and related benefits for the three months ended March 31, 2026, were $1.73 million, an increase of $73,005, or 4%, compared to $1.66 million for the three months ended March 31, 2025.

Other (Income) Expense

Other (income) expense, net, decreased by $2,512,368 for the three months ended March 31, 2026, resulting in a net income position of $397,751 compared to a net expense of $2,114,617 for the three months ended March 31, 2025. The improvement in net income was primarily driven by a $2,527,905 favorable movement attributable to a positive change in the fair value of financial instruments of $1,404,511, a gain on extinguishment of financial liabilities of $367,809, a reduction in interest expense of $617,567, and the absence of a prior period loss on issuance of financial instruments of $138,020. This increase was partially offset by changes in other income (expense), net.

Net Loss

Net loss for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, decreased by $1,359,178 or 34%. The decrease in our net loss was driven by reduction in interest expense and losses from changes in the fair value of financial instruments. These improvements were partially offset by a $661,860 decline in gross profit, driven by lower revenue and higher cost of revenues.

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the three months ended March 31, 2026, and 2025:

	For the three months ended
	March 31,
	2026	2025
Net cash used in operating activities	$(2,452,191)	$(440,493)
Net cash used in from investing activities	$(126,752)	$(11,873)
Net cash (used in) provided by financing activities	$(1,341,211)	$536,373
Change in cash	$(3,920,154)	$84,007

Our principal sources of liquidity are cash and cash equivalents, totalling $1,346,132 and $2,327,337 as of March 31, 2026, and 2025, respectively.

Our future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities was $2,452,191 for the three months ended March 31, 2026. Cash used in operating activities consists of a net loss of $2,600,262, adjusted for non-cash items of $935,293 and outflow of $787,222 due to increase in net working capital led by accounts receivable and other current assets.

Cash Used in Investing Activities

Cash used for investing activities for the three months ended March 31, 2026, was $126,752, and was driven by the purchase of fixed assets and investments.

Net cash (used in) provided by financing activities

Cash used in financing activities for the three months ended March 31, 2026, was $1,341,211, primarily consisting of repayment of notes payable, finance lease and line of credit. Compared to that, the three months ended March 31, 2025 saw an inflow of $ 536,373 primarily by proceeds from borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Except as set forth below, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

On April 21, 2026, Toppan Merrill LLC filed a lawsuit in the Superior Court in the County of Middlesex, Massachusetts. The plaintiff alleges that the Company owes $845,891 for services rendered by the plaintiff. The plaintiff is also seeking a preliminary injunction enjoining the Company from disposing assets outside of the ordinary course of business. The Company intends to vigorously defend itself against these allegations. The Company has accrued an amount it believes to be reasonable related to this matter based on the services reflected in its accounts payable balance, which differs from the amount claimed by the plaintiff.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in  “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, or future operating results and cash flows. We do not believe that there have been any material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For this quarter ended March 31, 2026, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of VSee Health, Inc. (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 5, 2025 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 11, 2025).
3.4	Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.5	Amendment No. 1 to the Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 18, 2025).
10.1	Stock Purchase Agreement, dated January 16, 2026, by and among GoMyRx, Inc., Go Biz Holdings, LLC and VSee Health, Inc. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 19, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith (furnished herewith with respect to Exhibit 32.1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSEE HEALTH, INC.

Date: May 15, 2026	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)