Form 10-Q
period 2026-06-30
VSEE HEALTH, INC.
filed 2026-08-14
CIK 1864531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

(754) 231-1688

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	VSEE	OTC

Warrants, which entitles the holder to purchase one (1) share of common stock at a price of $11.50 per whole share	VSEEW	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 12, 2026, there were 56,679,813 of the registrant’s common stock outstanding.

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed by us with the Securities and Exchange Commission (“SEC”).

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

ii

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VSEE HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$454,151	$5,051,445
Accounts receivable, net of allowance for credit losses of $1,642,234 and $835,007 as of June 30, 2026, and December 31, 2025, respectively	2,231,040	2,241,247
Due from related party	315,473	304,614
Prepaids and other current assets	265,723	141,203
Current assets from discontinued operations	-	626,898
Total current assets	3,266,387	8,365,407

Non-current assets
Long-term investments	749,800	-
Right-of-use assets, net	8,345	13,304
Intangible assets, net	7,680,004	8,785,000
Goodwill	4,916,694	4,916,694
Fixed assets, net	113,178	294,987
Non-Current assets from discontinued operations	-	37,627
Total assets	$16,734,408	$22,413,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,396,048	$9,330,442
Due to related party	51,900	51,900
Operating lease liabilities	8,345	10,394
Financing lease liabilities	-	131,062
Encompass Purchase Liability	400,000	650,000
Convertible notes, at fair value	757,242	713,128
Loan payable, related party, net of discount	141,651	141,651
Line of credit	-	456,097
Notes payable, net of discount	334,582	880,175
Common stock issuance obligation	5,918	18,941
Current liabilities from discontinued operations	-	3,860,818
Total current liabilities	8,095,686	16,244,608

Non-current liabilities
Notes payable, less current portion, net of discount	781,581	593,941
SEPA liability	145,174	-
Operating lease liabilities, less current portion	-	2,910
Deferred tax liabilities, net	119,192	119,192
Total liabilities	$9,141,633	$16,960,651

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY
Series A Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 122 and 1,788 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	1	1
Series B Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 55,679,813 and 33,193,140 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	5,567	3,319
Additional paid-in capital	91,756,919	87,865,771
Accumulated deficit	(84,169,712)	(82,416,723)
Total stockholders' equity	7,592,775	5,452,368
Total liabilities and stockholders’ equity	$16,734,408	$22,413,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VSEE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Patient fees	$601,092	$475,772	$1,482,432	$1,187,036
Telehealth fees	960,792	579,419	1,958,745	1,063,269
Institutional fees	-	-	-	2,500
Total revenues	1,561,884	1,055,191	3,441,177	2,252,805
Cost of revenues	1,355,731	440,147	2,507,612	827,523
Gross margin	206,153	615,044	933,565	1,425,282

Operating expenses
Compensation and related benefits	649,497	446,096	898,516	941,043
General and administrative	2,253,982	1,725,015	4,391,908	3,587,372
Total operating expenses	2,903,479	2,171,111	5,290,424	4,528,415

Net operating loss	(2,697,326)	(1,556,067)	(4,356,859)	(3,103,133)

Other income (expense)
Interest expense	(80,700)	(222,363)	(172,643)	(916,974)
Other income, net	-	157,175	-	172,714
Change in fair value of financial instruments	(175,141)	(154,825)	(32,101)	(1,416,296)
Loss on extinguishment of financial instruments	-	(126,125)	-	(126,125)
Gain on extinguishment of financial liabilities	-	-	367,809	-
Loss on issuance of SEPA	(145,174)	-	(145,174)	-
Loss on issuance of financial instruments	-	-	-	(138,020)
Total other income (expense), net	(401,015)	(346,138)	17,891	(2,424,701)
			-	-
Loss from continuing operations before provision for income taxes	(3,098,341)	(1,902,205)	(4,338,968)	(5,527,834)
Benefit from (provision for) income taxes for continuing operations	17,899	(1,728)	(5,260)	(15,233)
Loss from continuing operations, net of tax	$(3,080,442)	$(1,903,933)	$(4,344,228)	$(5,543,067)

Income (loss) from discontinued operations before provision for income taxes	3,930,471	(706,594)	2,594,574	(1,026,900)
Provision for income taxes for discontinued operations	(2,756)	(2,756)	(3,335)	(2,756)
Income (loss) from discontinued operations, net of tax	$3,927,715	$(709,350)	$2,591,239	$(1,029,656)

Basic loss per common share- continuing operations	$(0.06)	$(0.12)	$(0.08)	$(0.34)
Basic income (loss) per common share- discontinued operations	$0.07	$(0.04)	$0.05	$(0.06)

Diluted loss per common share- continuing operations	$(0.06)	$(0.12)	$(0.08)	$(0.34)
Diluted income (loss) per common share- discontinued operations	$0.07	$(0.04)	$0.05	$(0.06)

Weighted average number of common shares outstanding, basic and diluted - continuing operations	53,657,720	16,422,651	51,280,293	16,368,254

Weighted average number of common shares outstanding, basic - discontinued operations	53,657,720	16,422,651	51,280,293	16,368,254

Weighted average number of common shares outstanding, diluted - discontinued operations	55,780,024	16,422,651	52,790,324	16,368,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2025	1,788	$1	-	$-	33,193,140	$3,319	$87,865,771	$(82,416,723)	$5,452,368
Net loss for the three months ended March 31, 2026 - Continuing operations	-	-	-	-	-	-	-	(1,263,786)	(1,263,786)
Net loss for the three months ended March 31, 2026 - Discontinued operations	-	-	-	-	-	-	-	(1,336,476)	(1,336,476)
Shares issued on the exercise of pre-funded warrants	-	-	-	-	5,137,065	514	-	-	514
Shares issued on conversion of preferred stock	(1,366)	-	-	-	683,151	68	(68)	-	-
Shares issued as part of stock grants to vendors	-	-	2,000	1	3,000,000	300	1,573,499	-	1,573,800
Stock based compensation	-	-	-	-	2,620,898	262	945,243	-	945,505
Shares issued during the period	-	-	-	-	2,665,167	267	948,878	-	949,145
Balance - March 31, 2026	422	$1	2,000	$1	47,299,421	$4,730	$91,333,323	$(85,016,985)	$6,321,070

Net loss for the three months ended June 30, 2026 - Continuing operations	-	-	-	-	-	-	-	(3,080,442)	(3,080,442)
Net income for the three months ended June 30, 2026 - Discontinued operations	-	-	-	-	-	-	-	3,927,715	3,927,715
Shares issued on conversion of Series A preferred stock	(300)	-	-	-	150,000	15	(15)	-	-
Shares issued on conversion of Series B preferred stock	-	-	(2,000)	(1)	1,300,000	130	(129)	-	-
Repurchase of common stock in connection with sale of VSee Labs (Refer Note 3)	-	-	-	-	(2,870,069)	(287)	(545,026)	-	(545,313)
Shares issued on conversion of Quantum loan	-	-	-	-	2,745,905	274	521,447	-	521,721
Shares issued on exercise of pre- funded warrants	-	-	-	-	4,699,000	470	-	-	470
Stock based compensation	-	-	-	-	2,355,556	235	447,319	-	447,554
Balance - June 30, 2026	122	$1	-	$-	55,679,813	$5,567	$91,756,919	$(84,169,712)	$7,592,775

VSEE HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	6,158	$1	-	$-	16,297,190	$1,630	$67,683,754	$(67,703,873)	$(18,488)
Net loss for the three months ended March 31, 2025 - Continuing operations	-	-	-	-	-	-	-	(3,639,134)	(3,639,134)
Net loss for the three months ended March 31, 2025 - Discontinued operations	-	-	-	-	-	-	-	(320,306)	(320,306)
Payment to Michelle Griffith	-	-	-	-	-	-	(10,000)	-	(10,000)
Issuance during the period	-	-	-	-	125,000	13	90,621	-	90,634
Share based compensation	-	-	-	-	-	-	400,297	-	400,297
Balance - March 31, 2025	6,158	$1	-	$-	16,422,190	$1,643	$68,164,672	$(71,663,313)	$(3,496,997)

Net loss for the three months ended June 30, 2025 - Continuing operations	-	-	-	-	-	-	-	(1,903,933)	(1,903,933)
Net loss for the three months ended June 30, 2025 - Discontinued operations	-	-	-	-	-	-	-	(709,350)	(709,350)
Issuance during the period	-	-	-	-	500	-	-	-	-
Share based compensation	-	-	-	-	-	-	373,977	-	373,977
Balance - June 30, 2025	6,158	$1	-	$-	16,422,690	$1,643	$68,538,649	$(74,276,596)	$(5,736,303)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VSEE HEALTH, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,752,989)	$(6,572,723)
Net income (loss) from discontinued operations	2,591,239	(1,029,656)
Net loss from continuing operations	$(4,344,228)	$(5,543,067)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Allowance for expected credit losses	872,122	246,883
Depreciation and amortization	1,286,804	1,289,747
Stock-based compensation	643,861	764,036
Amortization of right-of-use assets	4,959	41,815
Loss on issuance of SEPA	145,174	-
Loss on extinguishment of loan	-	126,125
Loss on issuance of financial instruments	-	138,020
Change in fair value of financial instruments	32,101	1,416,296
Gain on extinguishment of financial liabilities	(367,809)	-

Changes in operating assets and liabilities:
Accounts receivable	(861,915)	(707,666)
Due from related party	(10,859)	290,534
Prepaids and other current assets	(124,520)	53,076
Accounts payable and accrued liabilities	224,968	711,043
Operating lease liabilities	(4,959)	(34,324)
Net cash used in operating activities - continuing operations	(2,504,301)	(1,207,482)
Net cash (used in) provided by operating activities - discontinued operations	(1,121,615)	442,388
Net cash used in operating activities	$(3,625,916)	$(765,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of long-term investments	(100,000)	-
Net cash used in investing activities- continuing operations	(100,000)	-
Net cash used in investing activities- discontinued operations	(28,752)	(15,466)
Net cash used in investing activities	$(128,752)	$(15,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(780,290)	-
Payment to shareholder	-	(10,000)
Proceeds from issuance of common stock	-	90,634
Proceeds from notes issued during the period	176,750	726,237
Proceeds from factoring payable	-	55,665
Proceeds from pre-funded warrants, net of issuance costs	984	-
Proceeds from convertible notes issued during the period	750,000	-
Payments on Encompass acquisition liability	(50,000)	(44)
Payments on financing lease liability	(591,118)	(25,000)
Payments on line of credit	(348,952)	-
Net cash (used in) provided by financing activities - continuing operations	(842,626)	837,492
Net cash used in financing activities - discontinued operations	-	(91,452)
Net cash (used in) provided by financing activities	$(842,626)	$746,040

NET CHANGE IN CASH	(4,597,294)	(34,520)
Cash, Beginning of Period	5,051,445	326,115
CASH, END OF THE PERIOD	$454,151	$291,595

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$418,689	$135,205

Non-cash investing and financing activities:
Common stock issued on conversion of notes payable	$299,348	$-
Common stock issued on conversion of Quantum note	$521,721	$-
Common stock issued to settle directors’ compensation payable	$60,762	$-
Common stock issued to settle executives’ compensation payable	$555,457	$-
Common stock issued to settle employees and consultants’ compensation payable	$776,842	$-
Common stock issued as consideration for investment in GoMyRX Inc.	$649,800	$-
Common and preferred stock issued to settle accounts payable	$1,573,800	$-

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

On May 31, 2026, the Company divested VSee Lab by selling 100% of its ownership interest to Milton Chen, the Company’s former co-Chief Executive Officer. Following the divestiture, VSee Lab became an independent standalone business and is no longer a subsidiary of VSee Health. Accordingly, VSee Lab has been classified as a discontinued operation for periods subsequent to the divestiture date, where applicable (See Note 3 – Discontinued Operations). Mr. Chen also resigned as the Company’s co-Chief Executive Officer and Chairman of the Board of Directors in connection therewith.

Going Concern

Management has determined that principal conditions including the Company’s liquidity condition and historical operating losses raise substantial doubt about the Company’s ability to continue as a going concern for a period of time of at least one year after the date that the accompanying consolidated financial statements are issued.

The Company has incurred multiple years of losses resulting in an accumulated deficit of $84,169,712 as of June 30, 2026, and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows from continuing operations of $2,504,301 for the six months ending June 30, 2026. For the three months ended and six months ended June 30, 2026, the Company had a loss from continuing operations of $3,080,442 and $4,344,228 respectively. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Management has undertaken a series of measures to address these concerns, which include:

●	Revenue Enhancement Strategies: The Company won new contracts with larger hospitals and entered new markets, demonstrating the Company’s ability to generate positive revenue growth from its robust pipeline.

●	Additional Financing: Management is actively engaged with various investors to raise capital and is pursuing a Letter of Intent (LOI) arrangement related to a merger that includes raising additional capital. These initiatives are expected to support the Company's liquidity position and fund future growth plans.

Management has determined that the liquidity condition and historical operating losses raise a substantial doubt about its ability to continue as a going concern for a period of time of least one year after the date that the accompanying condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements include the accounts of VSee Health, Inc. and its wholly owned subsidiary, iDoc Virtual Telehealth Solutions, Inc. ("iDoc"). In addition, the consolidation includes Encompass Healthcare Billing, LLC, a wholly owned subsidiary of iDoc. All intercompany balances and transactions have been eliminated in consolidation. On May 31, 2026, the Company divested VSee Lab, Inc. through the sale of its entire ownership interest, and VSee Lab is no longer included in the Company’s consolidated financial statements subsequent to the divestiture date. Prior to June 24, 2024, the historical financial statements reflected the accounts of VSee Lab, Inc. and its 53.8% owned subsidiary, This American Doc, Inc., as VSee Lab was the accounting acquirer in the reverse recapitalization.

The accompanying unaudited condensed consolidated financial statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2026, and December 31, 2025, its results of operations, changes in stockholders’ equity (deficit), and statements of cash flows for the three and six months ended June 30, 2026, and 2025, in conformity with U.S. GAAP. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “December 31, 2025, Condensed Consolidated Financial Statements”), as filed with the SEC. The significant accounting policies and estimates used in preparing these Condensed Consolidated Financial Statements were applied on a basis consistent with those reflected on December 31, 2025, Condensed Consolidated Financial Statements.

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

Management has determined that the Company has one reportable segment. The Company's reporting segment reflects the manner in which its Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), reviews results and allocates resources.

The Company’s operating and reporting segment is Telehealth Services (“Telehealth”). iDoc Virtual Telehealth Solutions, Inc. is included in Telehealth. Prior to the divestiture of VSee Lab on May 31, 2026, the Company's operations included a Healthcare Technology business. Following the disposition of VSee Lab, the Company no longer conducts Healthcare Technology operations, and the results of continuing operations is reported through the Telehealth segment.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of estimated provision for contractual adjustments from third-party payors in the recognition of patient fee contracts, revenue, cost of revenues, goodwill and intangible asset impairment analysis, allowance for credit losses, the Quantum Convertible Note, the May 2025 Convertible Note, the ADI Funding Convertible Note, Vanquish Funding Convertible Note and ClearThink Convertible Note (each of these instruments are defined in Note 8 Convertible debt, at fair value), stock-based compensation, incremental borrowing rate determination, useful life of intangibles, reserve for income tax uncertainties and other contingencies, and valuation of deferred tax asset.

The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and best estimates and judgments routinely require adjustment. Actual results could differ from those estimates.

Income Taxes

The Company applies ASC 740-10, Accounting for Income Taxes (“ASC 740-10”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and operating loss, capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services and institutional services provided to our clients.

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

3) Determine the transaction price

The total transaction price is based on the amount to which the Company is entitled to based on the contracts with its customers. The Company believes the quoted transaction prices in the customer contracts represent the stand-alone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract. The transaction price for each service provided is independent and established in the contract and based on the duration of service provided or for a rate for service provided. Fees are established based on the service transferred to the client.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company believes the quoted transaction prices in the customer contracts represent the standalone selling prices for each of the separate performance obligations that are distinct and priced separately within the contract.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue from continuing operations by timing of revenue recognition:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Timing of revenue recognition
Products and services transferred over time	$-	$-	$-	$-
Products and services transferred at a point in time	1,561,884	1,055,191	3,441,177	2,252,805
Total Revenue	$1,561,884	$1,055,191	$3,441,177	$2,252,805

Net Loss Per Common Share

The Company computes income (loss) per common share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. No potential diluted common shares are included in the computation of any diluted per share amount when a loss is reported. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding.

The following table presents basic and diluted earnings per share attributable to continuing operations for the three and six months ended June 30, 2026, and 2025.

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss from continuing operations - basic and diluted, net of tax	$(3,080,442)	$(1,903,933)	$(4,344,228)	$(5,543,067)
Weighted average shares outstanding – basic and diluted	53,657,720	16,422,651	51,280,293	16,368,254
Net loss per share from continuing operations – basic and diluted	$(0.06)	$(0.12)	$(0.08)	$(0.34)
Excluded securities: (1)
Public Warrants	9,877,432	11,500,000	9,877,432	11,500,000
Private Warrants	557,000	557,000	557,000	557,000
Bridge Warrants	173,913	173,913	173,913	173,913
Extension Warrants	26,086	26,086	26,086	26,086
September 2024 Warrants	740,741	740,741	740,741	740,741
Quantum Convertible Note, related party (2)	-	1,862,466	-	1,862,466
Exchange Note (2)	-	827,330	-	827,330
September 2024 Convertible Note (3)	-	1,258,733	-	1,258,733
Series A Preferred stock common stock equivalents (4)	60,850	3,079,000	60,850	3,079,000
Stock options granted	803,646	803,646	803,646	803,646
Common stock issuance obligation	51,192	51,192	51,192	51,192
March 2025 Convertible Note (5)	-	61,718	-	34,974
May 2025 Convertible Note (6)	-	67,617	-	33,808
Common Stock Warrants	19,672,130	-	19,672,130	-
ClearThink Convertible Note (7)	2,010,262	-	1,397,989	-

(1)	The Company’s diluted shares have not been included in the computation of diluted net loss per share from continuing operations for the three and six months ended June 30, 2026, and 2025, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(3)	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.

(4)	Assumes the maximum conversion thereon at the floor conversion price of $2.00.

(5)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(6)	Includes the interest amount thereon and assumes the closing price as of the reporting date.

(7)	Includes the interest amount thereon and assumes the average closing price for the reporting period.

The following table presents basic and diluted earnings (loss) per share attributable to discontinued operations for the three and six months ended June 30, 2026, and 2025

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss) from discontinued operations - basic	$3,927,715	$(709,350)	$2,591,239	$(1,029,656)
Weighted average shares outstanding – basic	53,657,720	16,422,651	51,280,293	16,368,254
Net income (loss) per share from discontinued operations – basic	$0.07	$(0.04)	$0.05	$(0.06)

Net income (loss) from discontinued operations - diluted	3,920,835	(709,350)	2,578,216	(1,029,656)
Weighted average shares outstanding – diluted	55,780,024	16,422,651	52,790,324	16,368,254
Net income (loss) per share from discontinued operations – diluted	$0.07	$(0.04)	$0.05	$(0.06)
Excluded securities: (1)
Public Warrants	9,877,432	11,500,000	9,877,432	11,500,000
Private Warrants	557,000	557,000	557,000	557,000
Bridge Warrants	173,913	173,913	173,913	173,913
Extension Warrants	26,086	26,086	26,086	26,086
September 2024 Warrants	740,741	740,741	740,741	740,741
Quantum Convertible Note, related party (2)	-	1,862,466	-	1,862,466
Exchange Note (2)	-	827,330	-	827,330
September 2024 Convertible Note (3)	-	1,258,733	-	1,258,733
Series A Preferred stock common stock equivalents (4)	-	3,079,000	-	3,079,000
Stock options granted	803,646	803,646	803,646	803,646
Common stock issuance obligation	-	51,192	-	51,192
March 2025 Convertible Note (5)	-	61,718	-	34,974
May 2025 Convertible Note (6)	-	67,617	-	33,808
Common Stock Warrants	19,672,130	-	19,672,130	-

(1)	The Company’s diluted shares have not been included in the computation of diluted net loss per share from discontinued operations for the three and six months ended June 30, 2025, as the result would be anti-dilutive.

(2)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(3)	Includes the principal and interest amount thereon and calculated based on the initial fixed conversion price of $2.00.

(4)	Assumes the maximum conversion thereon at the floor conversion price of $2.00.

(5)	Includes the interest amount thereon and assumes the floor conversion price of $2.00.

(6)	Includes the interest amount thereon and assumes the closing price as of the reporting date.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of June 30, 2026, and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of federally insured limit as of June 30, 2026, was approximately $175,937. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

As of June 30, 2026, and December 31, 2025, respectively, the allowance for credit losses was $ 1,642,234 and $ 835,007 respectively. For the three months ended June 30, 2026, and 2025, the Company recognized $516,418 and $125,964 of credit loss expense within general and administrative expense on the condensed consolidated statements of operations. For the six months ended June 30, 2026, and 2025, the Company recognized $872,122 and $246,884 of credit loss expense within general and administrative expense on the condensed consolidated statements of operations.

The following table presents the Company’s allowance for credit losses on June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025

Beginning allowance for credit losses	$835,007	$2,393,033
Add: Credit loss expense	872,122	1,029,317
Less: Accounts receivable write-off included in allowance for credit losses above	(64,895)	(2,587,343)
Ending allowance for credit losses	$1,642,234	$835,007

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

See Note 16 - Fair Value Measurements for additional information on assets and liabilities measured at fair value.

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

.

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

On January 16, 2026, the Company entered into a Stock Purchase Agreement with GoMyRx, Inc., a Wyoming corporation (“GoMRx”), and Go Biz Holdings, LLC, a Wyoming limited liability company (“GBiz”), pursuant to which the Company agreed to acquire an approximately 10% ownership interest in GoMRx for a total purchase consideration of $2,000,000.

As of the reporting date, the Company has funded $749,800 of the total committed investment, of which $100,000 was funded in cash and the remaining amount was satisfied through the issuance of 1,800,000 shares of the Company’s common stock.

The Company does not have the ability to exercise significant influence over GoMRx and, accordingly, this investment is not accounted for under the equity method. The investment is accounted for as an equity investment in a private company, measured at cost, less impairment, with adjustments for observable price changes, if any.

Fixed Assets

Fixed assets are recorded at historical cost, less accumulated depreciation. The Company expenses fixed assets purchased that are less than $1,000. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are charged to expenses as incurred.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds it carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than it carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For the three and six months ended June 30, 2026, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators or triggering events were identified that required the Company to perform a quantitative analysis.

Intangible Assets

Intangible assets are presented at their historical costs, net of amortization. Historical cost of intangible assets acquired in a business combination represents the fair value at acquisition. The fair value at acquisition is determined based on the appraised value of the asset. Intangible assets are comprised of developed technology and customer relationships. Developed technology and customer relationships are amortized using the straight-line method over the five-year and ten-year estimated useful lives of the assets, respectively. Identifiable intangible assets subject to amortization consist of the following:

	Estimated	June 30,	December 31,
	Useful Life	2026	2025
Customer relationships	10 years	2,100,000	2,100,000
Developed technology	5 years	10,000,000	10,000,000
Accumulated amortization		(4,419,996)	(3,315,000)
Intangible assets, net		$7,680,004	$8,785,000

Expected amortization expense is as follows:

Year ending December 31, 2026 (remaining six months)	1,105,004
Year ending December 31, 2027	2,210,000
Year ending December 31, 2028	2,210,000
Year ending December 31, 2029	1,210,000
Year ending December 31, 2030	210,000
Thereafter	735,000
Total	$7,680,004

For the three months ended June 30, 2026, and June 30, 2025, the Company recorded amortization expense of $552,500 and $552,500, respectively, within general and administrative expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2026, and June 30, 2025, the Company recorded amortization expense of $1,104,996 and $ 1,104,998, respectively, within general and administrative expenses in the condensed consolidated statements of operations.

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

ASU 2025-03: In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805), and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed financial statements and related disclosures.

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

Note 3 Discontinued Operations

On May 31, 2026, the Company entered into and consummated a Stock Purchase Agreement with Milton Chen, the Company's then co-Chief Executive Officer, Chairman of the Board, and Chief Executive Officer of VSee Lab, pursuant to which the Company sold all of its equity interests in VSee Lab, to Milton Chen. As consideration for the transaction and the mutual release of certain liabilities under the agreement, Milton Chen transferred to the Company 2,870,069 shares of the Company's common stock owned by him. In conjunction with the sale, Milton Chen assumed responsibility for certain VSee Lab obligations following the closing, while the Company retained specified pre-closing liabilities, and the Company relinquished control of VSee Lab and deconsolidated the subsidiary. Accordingly, the operating results of VSee Lab have been presented as discontinued operations in the accompanying condensed consolidated financial statements.

The Company accounted for the 2,870,069 shares of its common stock received from Milton Chen as a repurchase and cancellation of its common stock. The Company recognized a gain on sale of discontinued operations of $4,168,878 in connection with the transaction.

No assets or liabilities were classified as held for sale as of June 30, 2026, as the sale of VSee Lab was completed on May 31, 2026. The revenues and expenses of VSee Lab have been separately presented as discontinued operations in the accompanying condensed consolidated financial statements.

The following table represents the major components of the results of discontinued operations for the year ended December 31, 2025:

Balance sheet - Discontinued operations	December 31, 2025

ASSETS
Current assets:
Cash	$214,841
Accounts receivable, net of allowance for credit losses of $64,895	279,597
Prepaids and other current assets	132,460
Current assets from discontinued operations	626,898

Non-current assets:
Fixed assets, net	37,627
Non-current assets from discontinued operations	37,627

Total assets from discontinued operations	$664,525

LIABILITIES
Accounts payable and accrued liabilities	$(2,206,332)
Deferred revenue	(1,324,486)
Loan payable, related party	(330,000)
Total liabilities from discontinued operations	$(3,860,818)

The following table represents the major components of the results of discontinued operations for the three and six months ended June 30, 2026, and 2025:

	For the Three Months Ended		For the Six Months Ended
Statement of operations - Discontinued operations	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Subscription fees	$415,430	$880,327	$1,020,900	$1,707,672
Professional services and other fees	280,661	1,024,478	887,406	1,921,157
Technical engineering fees	58,614	430,124	127,291	829,970
Total revenue from discontinued operations	$754,705	$2,334,929	$2,035,597	$4,458,799

Less :
Cost of revenues	416,429	1,361,480	1,226,622	2,435,618
Compensation and related benefits	322,647	1,224,363	1,805,631	2,388,413
General and administrative	254,036	447,756	556,493	617,693
Interest expense	-	18,219	21,155	54,270
Other income, net	-	(10,295)	-	(10,295)
Gain on sale of discontinued operations	(4,168,878)	-	(4,168,878)	-

Income (loss) from discontinued operations before provision for income taxes	3,930,471	(706,594)	2,594,574	(1,026,900)

Provision for income taxes	(2,756)	(2,756)	(3,335)	(2,756)

Net income/(loss) from discontinued operations	$3,927,715	$(709,350)	$2,591,239	$(1,029,656)

Note 4 Leases

Operating Leases

The Company has operating lease for real estate. Operating lease right-of-use assets are summarized below.

	June 30, 2026	December 31, 2025
Office lease	$133,112	$133,112
Less: Accumulated amortization	(124,767)	(119,808)
Right-of-use assets, net	$8,345	$13,304

Operating lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Office lease	$8,345	$13,304
Less: current portion	(8,345)	(10,394)
Long term portion	$-	$2,910

Future minimum rent payments under the operating lease are as follows:

Total
Year ending December 31, 2026 (remaining 6 months)	6,000
Year ending December 31, 2027	3,000
Total future minimum lease payments	9,000
Less: Imputed interest	(655)
Present value of payments	$8,345

Expenses incurred with respect to the Company’s operating leases during the three and six months ended June 30, 2026, which are included in general and administrative expenses on the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Operating lease expense	$3,000	$39,946
Total operating lease expense	$3,000	$39,946

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Operating lease expense	$6,000	$75,581
Total operating lease expense	$6,000	$75,581

The weighted average remaining lease term and the weighted average discount rate on the operating leases are set forth below.

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	0.75	1.3
Weighted average discount rate	18.50%	18.50%

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

Accordingly, the finance lease liabilities have been fully settled as of June 30, 2026.

	June 30, 2026	December 31, 2025
Equipment lease	$736,624	$736,624
Less: Accumulated amortization	(716,547)	(544,575)
Leased equipment, net	$20,077	$192,049

Finance lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Equipment lease	$-	$131,062
Less: current portion	-	(131,062)
Long-term portion	$-	$-

Total finance lease cash payments made during the three and six months ended June 30, 2026, were $0 and $25,000 respectively. As such, as of June 30, 2026, and December 31, 2025, $0 and $641,558, respectively, of the Company’s financing lease liabilities are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Expenses incurred with respect to the Company’s finance leases during the three and six months ended June 30, 2026, which are included in the condensed consolidated statements of operations are set forth below.

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Amortization expense	$85,985	$85,986
Interest expense	-	12,734
Total finance lease expense	$85,985	$98,720

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Amortization expense	$171,971	$171,971
Interest expense	5,298	27,718
Total finance lease expense	$177,269	$199,689

The weighted average remaining lease term and the weighted average discount rate on the finance leases are set forth below.

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)*	-	0.6
Weighted average discount rate*	-%	19.30%

*	The finance leases obligations of the Company have been fully settled as of June 30, 2026.

Note 5 Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized as follows:

	June 30, 2026	December 31, 2025
Accounts payable	$3,807,558	$5,312,678
Accrued compensation and benefits	1,408,477	1,981,452
Accrued interest	338,594	366,279
Accrued financing lease	-	641,558
Other accrued liabilities	841,419	1,028,475
	$6,396,048	$9,330,442

Note 6 Factoring Payable

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

1.	A Future Receipts Sale Agreement, which iDoc entered into on June 21, 2023, pursuant to which iDoc sold $299,000 of future receipts for a net purchase price of $207,639 and under which iDoc authorized the factoring purchaser to collect $7,475 weekly. During the year ended December 31, 2025, the Company entered into a Stipulation of Settlement with the factoring purchaser, under which a previously issued judgment of $161,268 was settled for a fixed settlement amount of $50,000. Following the same, the factoring payable under this June 21, 2023, Future Receipts Sale Agreement was fully repaid as of December 31, 2025.

2.	A Future Receipts Sale Agreement, which iDoc entered into on June 28, 2023, pursuant to which iDoc sold $140,000 of future receipts for a net purchase price of $100,000 and under which iDoc authorized the factoring purchaser to collect $5,000 weekly. The factoring payable under the June 28, 2023, Future Receipts Sale Agreement was fully repaid during the year ended December 31, 2025.

3.	A Future Receipts Sale Agreement, which iDoc entered into on October 13, 2023, pursuant to which iDoc sold $186,250 of future receipts for a net purchase price of $125,000 and under which iDoc authorized the factoring purchaser to collect $1,552 weekly. Furthermore, the agreement was not collateralized by a general security agreement over iDoc’s accounts, including, without limitation, all deposit accounts, accounts receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory. During the year ended December 31, 2025, this agreement was terminated pursuant to a payoff arrangement under which the purchaser agreed to accept a fixed amount of $50,000 as full and final settlement of the remaining balance owed. The factoring payable under the October 13, 2023, Future Receipts Sale Agreement was fully repaid as of December 31, 2025. .

Note 7 Line of Credit and Notes Payable, net of discount

The following is a summary of the notes payable as of June 30, 2026 and December 31, 2025:

Notes Payable	June 30, 2026	December 31, 2025
Note payable issued November 29, 2021	$-	$336,983
Note payable issued December 1, 2021	1,500,600	1,500,600
Note payable issued August 18, 2023	64,000	64,000
Note payable issued August 3, 2023	33,000	33,000
September 2025 Promissory Note	158,517	446,192
Encompass SBA loan	200,000	-
First Insurance Funding loan	66,705	-
Total notes payable	2,022,822	2,380,775
Less: Current portion	(334,582)	(880,175)
Less: Fair value adjustment for debt	(906,659)	(906,659)
Total notes payable, net of current portion	$781,581	$593,941

Required principal payments under the Company’s notes payable are as follows:

Year Ending December 31, 2026 (Remaining 6 months)	$334,582
Year Ending December 31, 2027	37,720
Year Ending December 31, 2028	39,008
Year ending December 31, 2029	40,646
Year ending December 31, 2030	42,198
Thereafter	1,528,668
Total	$2,022,822

Description of Notes Payable

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the following outstanding notes payable liabilities from iDoc.

(1)	On November 29, 2021, the iDoc issued a $654,044 promissory note to a bank, collateralized by all the assets of iDoc. Interest was payable monthly at the annual fixed rate of 4.284%. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal prime rate (6.75% and 6.75% at June 30, 2026, and December 31, 2025, respectively) (See Note 11 - Commitments, Contingencies, and Concentration Risk). iDoc was required to pay the loan in 36 payments of $19,409. Pursuant to a settlement agreement, the Company paid $1,197,891 to the bank on January 15, 2026, in consideration of the release of certain judgment liens which included the remaining balance due on this note payable. Included in the amount due on January 15, 2026, it was $336,983 pertaining to this note. This amount was settled through a payment of $257,820 and a gain on extinguishment amounting to $79,163. The gain on extinguishment was recorded within ‘Gain on extinguishment of financial liabilities’ in the condensed consolidated statements of operations. As of June 30, 2026, and December 31, 2025, the outstanding balance on the promissory note was $0 and $336,983. For the three and six months ended June 30, 2026, the Company recorded $0 in interest related to the promissory note. For the three and six months ended June 30, 2025, the Company recorded $10,559 and $19,985 in interest related to the promissory note, respectively. The accrued interest balance, which was included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2026, and December 31, 2025, was $0 and $0, respectively.

(2)	On December 1, 2021, iDoc issued a promissory note to a bank in the amount of $500,000. On February 25, 2022, iDoc received an extension of $1,000,600 on the promissory note. The promissory note is collateralized by all the assets of iDoc and the private property of iDoc’s then Chief Executive Officer, Imoigele Aisiku. Interest is accrued monthly at the annual fixed rate of 3.75%. The promissory note matures on December 19, 2051. As of each of June 30, 2026, and December 31, 2025, there was an outstanding balance of $1,500,600 on the promissory note. Commencing on January 1, 2024, iDoc is required to make monthly installment payments, including principal and interest, of $7,682. For the three and six months ended June 30, 2026, $13,721 and $28,059 was recorded in interest related to the promissory note, respectively. For the three and six months ended June 30, 2025, $14,029 and $27,905 was recorded in interest related to the promissory note. The accrued interest balance, which were included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2026, and December 31, 2025, were $228,452 and $200,393. The note is currently in default for late payment.

(3)	On August 3, 2023, iDoc issued a 10.00% original issue discount promissory note to an accredited investor with a principal balance of $33,000. Notes payable issued with a face value higher than the proceeds it receives is recognized as a debt discount and is amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 1, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. The Company recognized total interest expense of $2,145 and $4,290 for the three and six months ended June 30, 2026, and 2025. The accrued interest balance, which is included within accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2026, and December 31, 2025, was $21,645 and $19,370, respectively. As of each of June 30, 2026, and December 31, 2025, the outstanding balance of the promissory note was $33,000. The note is currently in default for late payment, and as such, the Company has classified the entire note in full in current liabilities.

(4)	On August 18, 2023, iDoc issued an 8.50% original issue discount promissory note to an accredited investor with a principal balance of $64,000. Notes payable issued with a face value higher than the proceeds it receives are recognized as a debt discount and are amortized as interest expense over the life of the underlying note payable. The promissory note matured on November 16, 2023, and is collateralized by all the assets of iDoc. Interest is accrued monthly at the annual fixed rate of 8.00%, with principal and interest due upon maturity. Upon an event of default, the interest rate on the note increases to the greater of 26% per annum or the maximum rate allowed by the laws governing this agreement. As of June 30, 2026, and December 31, 2025, the promissory note net of unamortized debt discount was $64,000. The Company recognized $4,160 and $8,320 as interest at the default interest rate for the three and six months ended June 30, 2026, and June 30, 2025. The Company had $42,880 and $34,560 in accrued interest which is included within accounts payable and accrued liabilities in the condensed consolidated balance sheets, as of June 30, 2026, and December 31, 2025, respectively. The note is currently in default for late payment, and as such, the Company has classified the note in full in current liabilities.

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

The March 2025 Promissory Note matured on November 1, 2025, and provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, with interest accruing at 5% per annum and payable monthly in cash. Interest in excess of the minimum amount will accrue at a rate of 5% per annum, increasing to 24% per annum upon the occurrence of an event of default. The minimum interest amount is payable in 8 equal installments of $2,315 per month beginning on April 20, 2025.

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

Following this transaction, the March 2025 Promissory Note was fully settled, and no principal remained outstanding as of June 30, 2026, and December 31, 2025. The interest expense recognized for the three and six months ended June 30, 2026, was $9,237.

September 2025 Promissory Note

On September 5, 2025, the Company entered into a Master Business Loan Agreement (the “MBLA”) whereby the investor agreed to, for a period of up to three years, make advances to the Company (each, an “Advance”) in the aggregate amount of $2,500,001, upon the Company’s request and satisfaction of certain conditions.

On September 5, 2025, the investor made an initial Advance of $525,000 (the “Initial Advance”). Each additional Advance may not individually exceed $250,000 and may only be made at most every 90 days. The MBLA contains customary representations, warranties, and covenants for a transaction of this nature. During the term of the MBLA, the Company is prohibited from: (i) incurring any indebtedness (other than ordinary course trade debt), and (ii) paying any dividends or making distributions on the Company’s equity interests. The MBLA provides for certain events of default that are typical for a transaction of this type, including, among other things, failure to make payment, default with respect to any other indebtedness of the Company, and any change in ownership of 50% or more of the equity interests of the Company. In connection with the Initial Advance, the Company issued a commercial promissory note to the investor (the “September 2025 Promissory Note ”), which the Company is required to repay in 12 weekly payments of $7,500 each followed by 40 weekly payments of $15,863 each (for an aggregate total of $724,500).

The September 2025 Promissory Note may be prepaid at any time by payment of an amount equal to the Initial Advance plus 3.167% of the Initial Advance for each month from the date of the advance to the date of payment (subject to a minimum of 20%). Upon an event of default under the MBLA, payment under the September 2025 Promissory Note may be accelerated and a default fee equal to 10% of the outstanding balance will become due. The September 2025 Promissory Note, and any future notes issued pursuant to the MBLA, is secured by a junior lien on all assets of the Company and the validity and performance of which are guaranteed personally by Imoigele Aisiku (the Company’s CEO), and Milton Chen (the Company’s former Co-CEO). Mr. Aisiku also entered into a pledge agreement in favor of the investor whereby he pledged, as security for the payment and performance of all obligation so the Company under the MBLA, all shares of common stock and other equity interests held by Mr. Aisiku in the Company.

As of June 30, 2026, and December 31, 2025, the outstanding balance on the September 2025 Promissory Note is $158,517 and $446,192, respectively. The interest expense recognized for the three and six months ended June 30, 2026, is $62,375 and $112,250, respectively. The interest expense recognized for the three and six months ended June 30, 2025, is $0.

October Promissory Note - 1

On October 9, 2025, the Company entered into a note purchase agreement (the “October Promissory Note - 1 Purchase Agreement”) with an accredited institutional investor (the “October Promissory Note - 1 Investor”) pursuant to which the Company issued to the October Promissory Note - 1 Investor a secured note in the aggregate principal amount of $133,333 (the “October Promissory Note - 1”) for a purchase price of $120,000. The October Promissory Note - 1 bears interest at the rate of 5% per annum, matured on May 8, 2026, and is secured by all assets of the Company. The October Promissory Note - 1 is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the October Promissory Note - 1, the interest rate will accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the October Promissory Note – 1 remains outstanding, the October Promissory Note - 1 Purchase Agreement: (1) prohibits the Company from entering into a variable rate transaction, (2) requires that the Company provide the October Promissory Note - 1 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities.

On December 10, 2025, the October Promissory Note - 1 was entirely paid off by the Company. The interest expense recognized on the October Promissory Note - 1 for the three and six months ended June 30, 2025, was $0.

October Promissory Note - 2

On October 20, 2025, the Company entered into a note purchase agreement (the “October Promissory Note - 2 Purchase Agreement”) with an accredited institutional investor (the “October Promissory Note - 2 Investor”) pursuant to which the Company issued to the October Promissory Note - 2 Investor a secured note in the aggregate principal amount of $133,333 (the “October Promissory Note - 2”) for a purchase price of $120,000. The October Promissory Note - 2 bears interest at the rate of 5% per annum and matured on May 20, 2026. The October Promissory Note - 2 is not convertible and provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the October Promissory Note - 2, the interest rate on the October Promissory Note - 2 Note shall accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. For as long as the October Promissory Note - 2 remains outstanding, the October Promissory Note - 2 Purchase Agreement: (1) prohibits the Company from entering into a variable rate transaction, (2) requires that the Company provide the October Promissory Note - 2 Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) prohibits any exchange transaction involving the Company’s debt or securities.

On December 10, 2025, the October Promissory Note - 2 was entirely paid off by the Company. The interest expense recognized on the October Promissory Note - 2 for the three and six months ended June 30, 2025, was $0.

First Insurance Funding Agreement

The Company entered into a Premium Finance Agreement, effective January 1, 2026, with First Insurance Funding (“First Insurance”), to finance insurance premiums related to a management liability insurance policy.

Under the agreement, First Insurance financed insurance premiums and related taxes and fees totaling approximately $176,750 for a 12-month policy period commencing December 1, 2025. The financed amount accrues a finance charge calculated on a 365-day basis beginning on the effective date of the underlying policy.

The Company made a down payment of $19,250, on January 1, 2026, resulting in an unpaid premium balance of $157,500. The amount financed under the agreement totaled $158,051, which includes financed charges, and accrues finance charges at an annual percentage rate of 9.95%, resulting in total finance charges of approximately $7,297 over the term of the agreement. The agreement requires 10 monthly installments of approximately $16,535 each, with the first installment due on January 1, 2026. The amount payable is secured by the Company’s rights under such policy.

If any payment due under the Premium Finance Agreement is not paid when due, a late charge will be assessed on any installment at least 5 days in default, and the late charge will equal 5% of such payment or the maximum late charge permitted by law, whichever is less.

As of June 30, 2026, and December 31, 2025, the Company had an outstanding balance of $66,705 and $0, respectively, on the Premium Finance Agreement. The interest expense recognized for the three and six months ended June 30, 2026, was $3,932 and $7,863, respectively.

Line of credit

On November 29, 2021, iDoc received a revolving line of credit from the same bank that issued the $500,000 promissory note as described in the above “Description of Notes Payable” section. The line of credit is collateralized by iDoc’s assets. Interest was payable monthly at 1.25% above the Wall Street Journal prime rate. On November 1, 2023, iDoc entered into a forbearance agreement with a maturity date of January 10, 2024, and increased the effective interest rate to 3% above the Wall Street Journal Prime Rate (6.75% and 6.75% on June 30, 2026, and December 31, 2025, respectively) (See Note 11 - Commitments, Contingencies, and Concentration Risk).

On December 13, 2024, the Company revised the forbearance agreement. Under the revised forbearance, the Company agreed to monthly payments of $25,000 beginning January 2025 to May 2025, and a payment in full of $1,541,106 on June 16, 2025.

On August 27, 2025, the Company revised the forbearance agreement and agreed to a payment of $50,000 on September 5, 2025, and a further payment of $100,000 on November 30, 2025.The remaining balance on the forbearance agreement is due December 10, 2025. As of June 30, 2026, and December 31, 2025, the Company has accrued the obligation in line of credit and note payable, net of discount, right-of-use liability - finance, and accrued interest is included in accounts payable and accrued liabilities.

As a result of the acquisition of iDoc and at the closing of the Business Combination on June 24, 2024, the Company assumed the revolving line of credit. On January 15, 2026, the Company entered into a settlement agreement with bank related to its outstanding loan obligations. Pursuant to a settlement agreement, the Company paid $1,197,891 to the bank on January 15, 2026, in consideration for the release of certain judgment liens. Included in the amount due on January 15, 2026, was $456,097 pertaining to line of credit. This amount was settled through a payment of $348,952 and a gain on extinguishment amounting to $107,145. The gain on extinguishment was recorded within ‘Gain on extinguishment of financial liabilities’ in the condensed consolidated statements of operations. Upon payment, the settlement fully resolved all outstanding amounts owed to the bank, including this note payable issued on November 29, 2021.

The Company recorded $0 in interest related to the line of credit for the three and six months ended June 30, 2026. The Company recorded $14,291 and $27,049 in interest related to the line of credit for the three and six months ended June 30, 2025, respectively. The accrued interest balance, which is included within accounts payable and accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2026, and December 31, 2025, were $0 and $456,097, respectively.

Encompass SBA Loan

As part of the settlement agreement entered on February 16, 2026, the Company assumed an SBA Economic Injury Disaster Loan with a principal balance of $200,000 in settlement of an existing payable to the creditor (the “Encompass SBA Loan”). The loan was originally issued by the U.S. Small Business Administration on September 25, 2021, bears interest at a rate of 3.75% per annum, and is repayable in monthly installments of $1,030 in accordance with the original loan terms. All remaining principal and accrued interest is due and payable 30 years from the date of the Encompass SBA Loan.

As on June 30, 2026, the outstanding balance of the Encompass SBA Loan is $200,000.

Note 8 Convertible notes, at fair value

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

The March 2025 Convertible Note is secured by substantially all the Company’s assets and includes certain covenants which restrict the Company’s ability to incur additional indebtedness, grant liens, pay dividends, or dispose of assets without the lender’s consent.

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

Following this transaction, the March 2025 Convertible Note was fully settled, and no principal remained outstanding as of June 30, 2026, and December 31, 2025.

The interest expense recognized on the March 2025 Convertible Note for the three and six months ended June 30, 2025, was $0 and $0, respectively. The Company recognized a change in fair value of $0 and $ 0 for the three and six months ended June 30, 2025, respectively (See Note 16 – Fair Value Measurements).

April 2025 Promissory Note

On April 15, 2025, the Company issued an unsecured promissory note to an institutional investor (the “April 2025 Promissory Note”), with a principal balance of $70,000. The April 2025 Promissory Note bears interest at a fixed rate of 12.00% per annum for the six-month term, equivalent to 2% of the principal balance per month ($1,400 per month), with interest payments due on the 15th day of each month, beginning May 15, 2025. Principal and all outstanding interest was due and payable on October 15, 2025 (the “Maturity Date”).

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

The Company recognized the May 2025 Convertible Note at fair value at $342,996 and recognized a loss of $126,125 on derecognition of the original April 2025 Promissory Note. Refer to the May 2025 Convertible Note section below.

May 2025 Convertible Note

On May 30, 2025, the Company issued the May 2025 Convertible Note, which is one of a series of duly authorized and validly issued promissory notes of the Company, issued and sold by the Company pursuant to the September 2024 Securities Purchase Agreement, dated as of March 31, 2025. The principal amount of the May 2025 Convertible Note is $216,871. The May 2025 Convertible Note combines the outstanding amount due under the April 2025 Promissory Note, totalling $70,431, with an additional $146,440 of new funding to issue a single Convertible Promissory Note in the principal amount of $216,871. The note matured on November 1, 2025, and accrues interest at 5% per annum, payable monthly in cash. The May 2025 Convertible Note provides for a minimum interest amount equal to 5% of the initial principal, fully earned and accrued on the original issue date, and payable monthly and any remaining amount upon repayment. Upon an event of default, the interest rate increases to 24% per annum or the maximum rate permitted by law.

The May 2025 Convertible Note is convertible into shares of the Company’s common stock at any time while outstanding, at a conversion price equal to the lowest trading price of the Company’s common stock at any time after the original issue date.

The May 2025 Convertible Note is prepayable at any time (unless an event of default has occurred) with advance notice and is mandatorily prepayable upon the occurrence of a subsequent offering, with the redemption amount paid from the financing proceeds. Before any prepayment can be made, the holder has the option to convert the May 2025 Convertible Note into common stock at a conversion price equal to the lowest Trading Price (as defined in the May 2025 Convertible Note) of a share of the Company’s common stock at any time after the Original Issue Date, with respect to the prepayment amount. The May 2025 Convertible Note can be accelerated upon an event of default either automatically or at the option of the Holder, depending on the nature of the event. Upon an uncured event of default, the Holder may accelerate the note and require immediate payment of all outstanding principal and accrued interest.

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

The Company elected to account for the May 2025 Convertible Note at fair value under the allowable fair value option election. As such, the Company initially recognized the May 2025 Convertible Note at its fair value of $342,996 and subsequently measured the note at fair value with changes in fair value recorded in current period earnings.

On September 3, 2025, the May 2025 Convertible Note was amended, and the principal amount was increased by $62,500 which is payable on November 1, 2025.

On February 23, 2026, the May 2025 Convertible Note having a fair value of $311,586, was converted to an aggregate of 865,167 shares of the Company’s common stock at a conversion rate of $0.346 per share. The Company accounted for the conversion under the change in fair value model and recognized a change in fair value of $(12,239) reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion.

Following this transaction, the May 2025 Convertible Note was fully settled, and no principal remained outstanding as of June 30, 2026.

The interest expense recognized on the May 2025 Promissory Note for the three and six months ended June 30, 2026, and 2025 was $0, and $0, respectively. The Company recognized a change in fair value of $(62,473) and $0 for the three months ended June 30, 2026, and 2025, respectively (See Note 16 – Fair Value Measurements).

October 2025 Convertible Note

On October 29, 2025, the Company entered into a convertible note purchase agreement (the “October 2025 Convertible Note Agreement”) with an accredited institutional investor (the “October 2025 Convertible Note Investor”), whereby the October 2025 Convertible Note Investor purchased a convertible promissory note in the initial principal amount of $217,391 (the “October 2025 Convertible Note”) and 50,000 shares of the Company’s common stock for an aggregate purchase price of $201,000. Pursuant to the October 2025 Convertible Note Agreement, until the later of (i) 12 months after execution of the October 2025 Convertible Note Agreement and (ii) the Company’s obligations under the October 2025 Convertible Note are no longer outstanding, the October 2025 Convertible Note Investor has the right, but not the obligation, to purchase another convertible promissory note from the Company on the same terms and conditions as the October 2025 Convertible Note. The October 2025 Convertible Note accrues interest at a rate of 18% per annum; provided that interest for the first eight months accrues immediately and is guaranteed. Interest may be paid in cash or in common stock, as determined by the October 2025 Convertible Note Investor, commencing on December 1, 2025, and the October 2025 Convertible Note matures on October 29, 2026. The Company may prepay 100% of the outstanding balance of the October 2025 Convertible Note at any time the Company is not in default, provided that the Company pays a prepayment fee equal to 10% of the outstanding balance. At any time after January 29, 2026, the October 2025 Convertible Note Investor may convert any portion of the outstanding balance of the October 2025 Convertible Note into common stock at a price equal to $0.48 per share, subject to adjustments for dilutive issuances, stock splits, defaults, and low volume of the common stock, as described further therein. The October 2025 Convertible Note may not be converted by the October 2025 Convertible Note Investor into shares of common stock if such conversion would result in the October 2025 Convertible Note Investor and its affiliates owning in excess of 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the October 2025 Convertible Note. The October 2025 Convertible Note contains standard and customary events of default and covenants, including that, for as long as the October 2025 Convertible Note remains outstanding: (1) the Company is prohibited from entering into a variable rate transaction, (2) the Company is required to provide the October 2025 Convertible Note Investor with any more favorable terms granted to any future purchaser or holder of the Company’s debt or securities and (3) if the Company conduct a Qualified Financing (as defined in the October 2025 Convertible Note), the Company must prepay the October 2025 Convertible Note out of proceeds from the Qualified Financing and/or the October 2025 Convertible Note Investor may convert October 2025 Convertible Note at the lower of the conversion price then in effect and 75% of the effective price at which the Company issues securities in the Qualified Financing.

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

Following this transaction, the Exchange Note was fully settled, and no principal remained outstanding as of June 30, 2026, and December 31, 2025.

The Company recognized an interest expense of $30,475 and $60,950 for the three and six months ended June 30, 2025, respectively and a change in fair value of $22,739 and $986,636 for the three and six months ended June 30, 2025, respectively. (See Note 16 – Fair Value Measurements).

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

On July 3, 2024, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the extension of the maturity date from June 25, 2025, to June 30, 2026, and an interest guarantee whereby the Quantum Investor would receive 18 months of interest regardless of any early repayment or redemption of the Quantum Convertible Note. The Company concluded that these changes represented a modification for accounting purposes as the change in the present value of the cash flows was less than 10% and the change in the estimated fair value of the embedded conversion right was less than 10% of the carrying value. As such, the Company accounted for the change in fair value related to the modification of terms as part of the change in fair value of the Quantum Convertible Note during the during year ended December 31, 2024 (See Note 16 - Fair Value Measurements).

On April 4, 2025, the Company issued 500 shares of its common stock to the Quantum investor at par value of $0.0001 per share.

On August 28, 2025, the Company agreed to issue 500,000 shares of its common stock, to the Quantum investor as consideration for facilitating emergency funding to support the Company. On October 28, 2025, the Company issued the 500,000 shares of its common stock to the Quantum investor in satisfaction of its previously recorded obligation. As of June 30, 2026, the shares had not yet been issued; however, the Company has recorded a liability for the obligation to issue such shares, amount $305,000, which has been included in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheet.

On August 28, 2025, the Company and the Quantum Investor agreed to modify certain terms of the Quantum Convertible Note. The modifications included the increase in the aggregate principal amount of the note from $3,000,000 to $3,380,000 and interest on outstanding principal balance increased to an annual rate of 22% upon an Event of Default for so long as it remains uncured.

In October 2025, the Quantum Convertible Note consisting of $3,000,000 of principal and $1,196,203 of accrued interest, with an aggregate amount of $4,196,203 was converted to an aggregate of 4,400,000 shares of the Company’s common stock. The Company accounted for the conversion as a change in fair value of $739,797 reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion (which was $4,936,550).

In May 2026, the Quantum Convertible Note consisting of $399,364 of principal and $0 of accrued interest, with an aggregate amount of $399,364 was converted to an aggregate of 4,400,000 shares of the Company’s common stock. The Company accounted for the conversion as a change in fair value of $122,358 reflecting the difference between the carrying value of the note being converted and the fair value of the shares of common stock issued upon conversion (which was $4,936,550).

As of June 30, 2026, and December 31, 2025, the Quantum Convertible Note’s fair value was $0 and $351,307, respectively. The Company recognized interest expense of $11,243 for each of the three and six months ended June 30, 2026, and $0 and $540,000 for the three and six months ended June 30, 2025, respectively, and a change in fair value of $(15,608) and $96,194 for the three and six months ended June 30, 2026, and a change in fair value of $111,194 and $207,388 for the three and six months ended June 30, 2025, respectively (See Note 16 - Fair Value Measurements).

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

In connection with the September 2024 SPA and September 2024 Convertible Note, the Company also issued a warrant to the investor to purchase up to 740,741 shares of the Company’s common stock. The warrant exercise price is $2.25 per share (exercisable on a cash or cashless basis) and will expire on September 30, 2029. The exercise price includes standard antidilution adjustments as well as adjustment in the event the Company sells or issues shares of common stock at a price less than the exercise price (a down-round event). The Company assessed the warrant as a freestanding financial instrument and determined it did not include any provisions which would require liability classification under ASC 480, and that it met the requirements to be considered indexed to the Company’s own stock and the additional equity classification requirements under ASC 815-40. As such, the Company classified the warrant in stockholders’ equity upon its issuance. In addition, upon execution of September 2024 SPA, the Company issued 100,000 shares of common stock to the investor as additional consideration for entering into the September 2024 SPA and related agreements, which were also classified in stockholders’ equity upon issuance.

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

The Company recognized interest expense of $58,333 and $116,667 for the three and six months ended June 30, 2026, respectively, and a total change in fair value of $346,141 and $824,875 for the three and six months ended June 30, 2025, respectively (See Note 16 - Fair Value Measurements).

ADI Funding Convertible Note

On June 8, 2026, the Company entered into a Securities Purchase Agreement with ADI Funding, LLC (“ADI Funding”), pursuant to which the Company issued a secured promissory note with an aggregate principal amount of $271,739 (the “ADI Funding Convertible Note”). The Company received gross proceeds of $250,000, reflecting an original issue discount of $21,739, or 8% of the principal amount. The ADI Funding Convertible Note matures on November 30, 2026 and bears interest at a rate of 18% per annum. Pursuant to the terms of the ADI Funding Convertible Note, interest for the first six months on the principal amount accrues immediately and is guaranteed. Interest is payable monthly beginning June 30, 2026 and may be paid in cash or shares of the Company's common stock at ADI Funding’s sole discretion.

The outstanding balance under the ADI Funding Convertible Note is due on November 30, 2026, unless earlier prepaid, accelerated upon an event of default, or converted in accordance with its terms. The Company may voluntarily prepay all or any portion of the outstanding balance at any time, provided that no event of default exists, at a redemption price equal to 110% of the amount being prepaid, together with any other amounts then due under the ADI Funding Convertible Note. In addition, upon receipt of proceeds from the Company's equity line of credit facility, the Company is required to repay the entire outstanding balance within two business days.

Upon the occurrence and continuation of an event of default, the interest rate automatically increases to the lesser of 28% per annum or the maximum rate permitted by applicable law. Following an uncured event of default, ADI Funding may accelerate the ADI Funding Convertible Note and require payment of a mandatory default amount equal to 120% of the outstanding principal and accrued interest. In the event the outstanding balance is not repaid by the maturity date, ADI Funding may convert all or any portion of the outstanding balance into shares of the Company's common stock at a conversion price equal to 80% of the lowest closing market price of the Company's common stock during the ten trading days immediately preceding the applicable conversion notice, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon prior notice by ADI Funding.

After evaluating the terms of the ADI Funding Convertible Note, including its conversion, redemption and default provisions, the Company elected the fair value option pursuant to ASC 825, Financial Instruments. Accordingly, the ADI Funding Convertible Note was initially recorded at fair value and will be subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. The Company initially recorded the ADI Funding Convertible Note at its estimated issuance date fair value of $250,000, based on the proceeds received. Because the proceeds were fully allocated to the ADI Funding Convertible Note, no proceeds were allocated to any other equity-linked features or instruments associated with the financing. The Company also allocated the related issuance costs to the ADI Funding Convertible Note and recognized $21,739 of issuance costs as expense upon issuance.

As of June 30, 2026, and December 31, 2025, the ADI Funding Convertible Note’s fair value was $257,242 and $0, respectively. The Company recognized a change in fair value of $7,242 and $7,242 for the three and six months ended June 30, 2026, respectively (See Note 16 – Fair Value Measurements).

ClearThink Convertible Note

On June 22, 2026, the Company entered into a Securities Purchase Agreement with ClearThink Capital Partners, LLC (“ClearThink”), pursuant to which the Company issued an unsecured promissory note with a principal amount of $280,000 (“ClearThink Convertible Note”). The Company received gross proceeds of $250,000, reflecting an original issue discount of $30,000. The ClearThink Convertible Note matures on June 22, 2027. Pursuant to the terms of the ClearThink Convertible Note, a one-time interest charge of 12% of the principal amount, or $33,600, was applied on the issuance date. The accrued interest and outstanding principal are payable in seven monthly installments beginning on December 22, 2026, with six subsequent monthly payments thereafter and any remaining balance due on the maturity date. The Company may accelerate payments or prepay the note in full at any time without penalty.

The ClearThink Convertible Note is convertible, at the Holder's option, into shares of the Company's common stock beginning 180 days after issuance. The conversion price is equal to 85% of the lowest closing price of the Company's common stock during the ten trading days preceding the applicable conversion notice date, subject to a floor price of $0.01 per share. ClearThink’s conversion rights are subject to a beneficial ownership limitation of 4.99% of the Company's outstanding common stock.

Upon the occurrence and continuation of an event of default, including non-payment, breaches of covenants, bankruptcy-related events, delisting of the Company's common stock, or failure to comply with Exchange Act reporting obligations, the outstanding amount becomes immediately due and payable. Upon an event of default, ClearThink is entitled to receive a default amount equal to 120% of the outstanding principal balance, accrued and unpaid interest, default interest and other amounts due under the ClearThink Convertible Note. If such default amount remains unpaid, the Holder may convert all or a portion of the outstanding balance into shares of the Company's common stock in accordance with the conversion provisions of the ClearThink Convertible Note. The ClearThink Convertible Note also includes customary affirmative and negative covenants and default provisions.

After evaluating the terms of the ClearThink Convertible Note, the Company elected the fair value option pursuant to ASC 825, Financial Instruments. Accordingly, the ClearThink Convertible Note was initially recorded at fair value and will subsequently be remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. The Company initially recorded the ClearThink Convertible Note at its issuance date fair value of $250,000. Because the proceeds were fully allocated to the ClearThink Convertible Note, no proceeds were allocated to any other embedded or freestanding equity-linked features associated with the financing. The Company also allocated the related issuance costs to the ClearThink Convertible Note and recognized $25,000 of issuance costs as expense upon issuance.

As of June 30, 2026, and December 31, 2025, the ClearThink Convertible Note’s fair value was $250,000 and $0, respectively. The Company recognized a change in fair value of $0 and $0 for the three and six months ended June 30, 2026, respectively (See Note 16 – Fair Value Measurements).

Vanquish Funding Convertible Note

On June 18, 2026, the Company entered into a bridge note financing arrangement with Vanquish Funding Group Inc. (“Vanquish Funding”), pursuant to which the Company issued a bridge promissory note with an aggregate principal amount of $295,550 (the “Vanquish Funding Convertible Note”). The Company received net proceeds of approximately $250,000, reflecting an original issue discount of $38,550 and transaction-related fees of $7,000 payable at closing. The Vanquish Funding Convertible Note matures ten months from the issuance date and bears interest at a rate of 12% per annum. Pursuant to the terms of the Vanquish Funding Convertible Note, a minimum interest amount of $35,466 is due and payable to Vanquish Funding regardless of actual interest accrual.

Outstanding principal and interest under the Vanquish Funding Convertible Note are payable in five installments consisting of an initial payment of $165,508 due on December 15, 2026, followed by four monthly payments of $41,377 due on January 15, 2027, February 15, 2027, March 15, 2027 and April 15, 2027. The Company is entitled to a five-day grace period with respect to each payment, after which a missed payment constitutes an event of default.

The Vanquish Funding Convertible Note may be prepaid by the Company at any time, subject to payment of a specified percentage of the then-outstanding balance. The applicable prepayment percentage ranges from 95% during the first 60 days following issuance to 98% during days 121 through 180, as set forth in the Vanquish Funding Convertible Note.

Upon the occurrence of an event of default, the outstanding principal and interest balance of the Vanquish Funding Convertible Note is increased to 150% of the then-outstanding amount. Following an event of default, Vanquish Funding may, at its sole discretion, convert amounts outstanding under the Vanquish Funding Convertible Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest closing bid price of the Company’s common stock during the ten trading days immediately preceding conversion. Vanquish Funding’s conversion rights are subject to a beneficial ownership limitation of 4.99% of the Company’s outstanding common stock. In addition, unless an exception applies, conversions are subject to an exchange limitation that restricts issuances in excess of 19.99% of the Company’s outstanding common stock.

At closing, the Company agreed to pay $2,500 to Vanquish Funding’s legal counsel for document preparation and a $4,500 due diligence fee to Vanquish Funding.

As of June 30, 2026, and December 31, 2025, the Vanquish Funding Convertible Note’s fair value was $250,000 and $0, respectively. The Company recognized a change in fair value of $0 and $0 for the three and six months ended June 30, 2026, respectively (See Note 16 – Fair Value Measurements).

Other instruments

ELOC / Equity Financing

On November 21, 2023, DHAC entered into the equity line of credit purchase agreement (“ELOC Agreement”) dated November 21, 2023 with the Bridge Investor pursuant to which DHAC may sell and issue to the Bridge Investor, and the Bridge Investor is obligated to purchase from DHAC, up to $50,000,000 of its newly issued shares of the Company’s common stock, from time to time over a 36 month period (the “Equity Purchase Commitment Period”) beginning from the sixth (6th) trading day following the closing of the Business Combination transaction (the “Equity Purchase Effective Day”), provided that certain conditions are met. The Company also agreed to file a resale registration statement to register shares of common stock to be purchased under the ELOC Agreement with the SEC within 45 days following the Equity Purchase Effective Day and shall use commercially reasonable efforts to have such registration statement declared effective by the SEC within 30 days of such filing. During the Equity Purchase Commitment Period, the Company may suspend the use of the resale registration statement to (i) delay the disclosure of material non-public information concerning the Company in good faith or (ii) amend the registration statement concerning material information, by providing written notice to the investor. Such suspension cannot be longer than 90 consecutive days (or 120 days in any calendar year). The investor has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The deferred charge will be allocated and amortized over the ELOC Agreement once it is drawn upon.

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

On March 20, 2025, the Company entered Amendment No. 1 to the ELOC Agreement, originally dated November 21, 2023, which modified the floor price to $1.25 and related terms of the ELOC Agreement. In accordance with ASC 815, the amendment requires remeasurement of the ELOC Agreement derivative liability at fair value as of the amendment date. Any resulting change in fair value is recognized in earnings for the period.

The ELOC Agreement continued to be treated as a liability measured at fair value, with ongoing remeasurement at each reporting date until settlement. The amendment did not introduce any new obligations or penalties for non-usage.

On October 18, 2025, the Company terminated the ELOC Agreement. Upon termination, no further shares may be sold under the ELOC Agreement, and the Company has no remaining obligations under the Equity Purchase Agreement. In accordance with ASC 815, the termination represents a settlement event, and as such the Company has written off the ELOC Agreement liability through earnings as of the termination date. The Company recorded a gain on extinguishment of the ELOC Agreement liability amounting to $42, during the year ended December 31, 2025.

As a result of the Company’s termination of the ELOC Agreement on October 18, 2025, the fair value of the equity contract was reduced to $0 as of the termination date. There were no amounts outstanding as of June 30, 2026, and December 31, 2025, respectively.

Note 9 Standby Equity Purchase Agreement

On June 2, 2026, the Company entered into a Standby Equity Purchase Agreement ("SEPA") with YA II PN, Ltd. (the "Investor"), pursuant to which the Company has the right, but not the obligation, to sell to the Investor up to $10.0 million of shares of the Company's common stock over a 36-month period, subject to the terms and conditions set forth in the SEPA. The SEPA provides the Company with discretion to deliver advance notices requiring the Investor to purchase shares of common stock, subject to the effectiveness of a registration statement and other conditions precedent. The Investor's purchase obligation is subject to specified ownership limitations, including a 4.99% beneficial ownership cap, and limitations imposed by applicable Nasdaq rules. The purchase price for shares sold pursuant to an advance is equal to 97% of the lowest daily volume weighted average price ("VWAP") during the applicable three-trading-day pricing period.

The SEPA became effective upon execution of the agreement on June 2, 2026. As of June 30, 2026, no advances had been requested or completed under the SEPA. Accordingly, the SEPA liability was initially recognized at fair value upon issuance. On June 2, 2026, the Company recorded a SEPA liability with a fair value of $145,174 and recognized a corresponding loss on issuance of SEPA of $145,174 in the condensed consolidated statement of operations.

The SEPA liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. As of June 30, 2026, the fair value of the SEPA liability remained $145,174, and accordingly, no change in fair value was recognized during the period from issuance through June 30, 2026.

As of June 30, 2026, the SEPA remained outstanding and available for future use by the Company, subject to the terms and conditions of the agreement.

Note 10 Related Party

Related Party Transactions by iDoc

For accounting purposes, it was treated that the Company acquired and assumed the following related party transactions incurred by iDoc due to acquisition of iDoc on June 24, 2024.

(1)	A related party balance due from the then CEO of iDoc, Imoigele Aisiku, for cash transferred through a company controlled by him. The balance due from the related party on June 30, 2026, and December 31, 2025, were $315,473 and $304,614 respectively. The transactions and amounts are unsecured and non-interest-bearing and are not necessarily what third parties would agree to.

(2)	iDoc issued a promissory note on May 15, 2023, with a principal balance of $200,000 from a board member (“Holder”). The note bears no interest and was supposed to mature on May 15, 2026. iDoc shall use the funds solely for the purchase of telepresence robots. The Holder has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the Holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the twelfth through the twentieth deployment of the telepresence robots. As of June 30, 2026, and December 31, 2025, the related party promissory note was $141,651, including a fair value adjustment of $58,349. The loan is included in the Related Party Loan Payable disclosure on the condensed consolidated balance sheets. No interest is recognized for the three and six months ending June 30, 2026. The note is currently in default and repayable on demand.

Related Party Transactions by VSee Health (DHAC)

For accounting purposes, it was treated that the Company acquired and assumed the following related party transactions incurred by DHAC due to the reverse merger with DHAC on June 24, 2024 (See Note 13 – Equity).

(1)	On November 21, 2023, DHAC entered into a convertible note purchase agreement, pursuant to which an institutional and accredited investor, the Quantum Investor, subscribed for and purchased, and the Company issued and sold to the Quantum Investor, after the Closing of the Business Combination on June 25, 2024, and as further amended on July 3, 2024, a 7% original issue discount convertible promissory note, the Quantum Convertible Note, in the aggregate principal amount of $3,000,000. SCS Capital Partners LLC, a Sponsor affiliate, owns approximately 40.74% of the Quantum Investor. As of June 30, 2026, and December 31, 2025, $0 and $351,307, respectively (inclusive of principal plus accrued interest on) of the Quantum Convertible Note was due and payable.

(2)	On June 21, 2024, we entered into a Consulting Services Agreement with SCS, LLC (“SCS”), who is an affiliate of our Sponsor, pursuant to which we shall pay SCS $12,500 per month for business consulting services and $2,500 per month for access to remote office space in Boca Raton, Florida. In addition, the Consulting Services Agreement calls for the issuance of $25,000 worth of shares of common stock at issuance and an additional $25,000 worth of common stock on or about each of the Company’s filings on Form 10-K or Form 10-Q. The agreement shall continue for twelve (12) months and shall automatically continue on a six-month term basis thereafter unless terminated by either party. During the three months ended June 30, 2026, and 2025, the Company accrued expense amounting to $45,000, and $60,000, respectively, pertaining to the above-said agreements. The Company has accrued an amount of $100,000 related to the future common stock issuances as of June 30, 2026, and December 31, 2025. .

(3)	On June 24, 2024, DHAC owed the Sponsor and certain Sponsor affiliates $504,659 in advance to cover working capital needs, which were non-interest bearing due on demand. On June 25, 2024, $47,800 of such advances were repaid in cash. On November 8, 2024, the Sponsor affiliate, SCS and the Company executed a securities purchase agreement whereby certain working capital funds advanced by SCS in the aggregate amount of $405,000 as of December 31, 2024, were converted into 202,500 shares of Common Stock. The Company determined that the partial settlement of the working capital advances represented a troubled debt restructuring, as the Company determined it was experiencing financial difficulties and the lender granted a concession through the exchange for shares of Common Stock. Under the troubled debt restructuring accounting, the Company reduced the carrying amount of the working capital funds advances by the fair value of the shares of Common Stock issued ($261,225) and then compared the future undiscounted cash flows associated with the working capital advances to the carrying value. The Company determined an additional $143,775 reduction in the carrying value was necessary to equate it to the future undiscounted cash flows, representing a gain on restructuring. As SCS is a related party to the Company, the restructuring gain was treated as a capital transaction and recorded to additional paid in capital along with the fair value of the shares of common stock issued in the settlement. As of June 30, 2026, and December 31, 2025, $51,900 of advances due to the Sponsor and certain Sponsor affiliates remain due and payable. The Sponsor has no further obligation to fund working capital needs.

(4)	On May 31, 2026, the Company entered into and consummated a Stock Purchase Agreement with Milton Chen, the Company's then co-Chief Executive Officer, Chairman of the Board, and Chief Executive Officer of VSee Lab, pursuant to which the Company sold all of its equity interests in VSee Lab, to Milton Chen and Milton Chen transferred to the Company 2,870,069 shares of the Company's common stock owned by him. See Note 3 – Discontinued Operations for further details.

* Related Party Transactions by VSee Labs

As VSee Lab was divested on May 31, 2026, the following related party transactions are presented solely for historical comparative purposes and relate to VSee Lab prior to its divestiture. (See Note 3 – Discontinued Operations)

(1)	During the year ended December 31, 2022, employees subscribed $127,710 of cash for shares in VSee Lab representing 597,000 common stock shares in VSee Lab. As a result of the closing of the Business Combination, the shares were issued to the subscribing employees for total 239,424 shares of common stock in VSee Health, Inc. and as such the payable was reclassified to equity in additional paid in capital as share were issued. In addition, $210,796 of the related party payable was eliminated at consolidation between iDoc and VSee Lab.

(2)	During the year ended December 31, 2022, VSee Lab received a loan of $110,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses incurred by VSee Lab. On March 29, 2023, VSee Lab revised the terms of the loan to a 10.00% original issue discount promissory note with a principal balance of $121,000 from Mr. Milton Chen for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and is amortized as interest expense via effective interest method over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2025, the related party promissory note, net of unamortized debt discount, was $121,000. The Company (as the successor of VSee Lab for accounting purposes) recognized interest expense of $0 and $7,757 for the three and six months ended June 30, 2026. Accrued interest related to the promissory note was $80,850 as of December 31, 2025 and was included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. On May 31, 2026, the Company completed the divestiture of VSee Lab. As a result of the divestiture and deconsolidation of VSee Lab, the related party promissory note and related accrued interest were eliminated from the Company's consolidated financial statements as of June 30, 2026.

(3)	On March 29, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $132,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of VSee Lab. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on June 27, 2023. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2025, the related party promissory note net of unamortized debt discount was $132,000. The Company (as the successor of VSee Lab for accounting purposes) recognized interest expense of $0 and $8,642 for the three and six months ended June 30, 2026. The Company (as the successor of VSee Lab for accounting purposes) had accrued interest of $89,760 as of December 31, 2025, which was included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. On May 31, 2026, the Company completed the divestiture of VSee Lab. As a result of the divestiture and deconsolidation of VSee Lab, the related party promissory note and related accrued interest were eliminated from the Company's consolidated financial statements as of June 30, 2026.

(4)	On December 26, 2023, VSee Lab received a 10.00% original issue discount promissory note with a principal balance of $77,000 from the then CEO, Milton Chen, for advanced cash and paid operating expenses on behalf of the Company. Notes payable issued with a face value higher than the proceeds received are recognized as a debt discount and amortized via effective interest method as interest expense over the life of the underlying note payable. The promissory note matured on March 28, 2024. Interest is accrued monthly at the annual fixed rate of 12.00%, with principal and interest due upon maturity. The note has a default interest rate of 26% from the default date. As of December 31, 2025, the related party promissory note was $70,000. The Company (as the successor of VSee Lab for accounting purposes) recognized interest expense of $0 and $4,936 for the three and six months ended June 30, 2026. The Company (as the successor of VSee Lab for accounting purposes) had accrued interest of $37,345 as of December 31, 2025, which was included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. On May 31, 2026, the Company completed the divestiture of VSee Lab. As a result of the divestiture and deconsolidation of VSee Lab, the related party promissory note and related accrued interest were eliminated from the Company's consolidated financial statements as of June 30, 2026.

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

On February 16, 2026, the Company entered into a settlement agreement to fully settle the Encompass Purchase liability for an aggregate amount of $650,000. The settlement consists of (i) a cash payment of $50,000, (ii) issuance of Company shares with an aggregate fair value of $400,000, and (iii) assignment of a loan liability of $200,000. The Company paid $50,000 per the settlement agreement and recognized a loan liability of $200,000 during the six months ended June 30, 2026. The issuance of Company shares with an aggregate fair value of $400,000 remains pending as of June 30, 2026.

As of June 30, 2026, and December 31, 2025, the value of purchase liability related to the Encompass Acquisition agreement was $400,000 and $650,000, respectively.

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

As of June 30, 2026, the Company has the following contractual commitments:

(1)	iDoc entered into a purchase agreement with a vendor to purchase twenty (20) Telepresence Robots, receive maintenance services, and access user-related Ava Telepresence applications and the Ava Cloud Service for a total purchase commitment of $711,900. As of June 30, 2026, and December 31, 2025, the Company had an unpaid commitment of $179,900 and $179,900, respectively on this agreement. The commitment is not reflected in the condensed consolidated financial statements as it is due and payable upon invoicing from the vendor for delivery and servicing installation of the Telepresence Robots and software applications.

(2)	iDoc has a promissory note with a principal balance of $200,000 with a related party (See – Note 10 Related Party Transactions by iDoc sub-point (3)). The related party has security rights to eight (8) telepresence robots, from the 13th to 20th, that iDoc deployed. iDoc is required to make payments to the holder based on eighty percent (80%) of the monthly revenue generated on the eight telepresence robots from the thirteenth through the twentieth deployment of the telepresence robots. The monthly revenue generated on the eight telepresence robots deployed by iDoc would be used to pay off principal balance of the note. Once the principal balance is paid off, iDoc will continue making payments through the deployment of 125 telepresence robots by iDoc.

(3)	On May 12, 2023, iDoc entered in a partnership agreement with an accredited investor to agree and collaborate in the development of telepresence robots for telehealth solutions. The investor pledged to pay $352,000 directly to the vendor. In consideration thereof, the investor is entitled to 80% of the monthly revenue generated from the first eleven telepresence robots deployed by iDoc under the partnership agreement. Payments will continue until the last remaining robot is being paid for by customers and will remain as full payments for the length of time that a minimum of eleven robots is deployed. After the number reduces below eleven deployed robots, the amount will pro rate down but will remain in the same ratio as 80% of the monthly revenue generated.

VSee Health, Inc. Incentive Plan

DHAC approved and adopted the VSee Health, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) to be effective as of one day prior to the closing Business Combination. The 2024 Plan provides for an initial share reserve equal to 15% of the number of shares of Company common stock outstanding (including shares of Company common stock issuable upon conversion of the outstanding Series A Preferred Stock) following the closing after giving effect to the Business Combination. As of June 30, 2026, the Company reserved 2,544,021 shares of its common stock for issuance under the 2024 Plan. On December 30, 2025, the Company’s stockholders approved the VSee Health, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for an initial share reserve equal to 2,553,403 shares of Company common stock. The number of shares of common stock available for issuance under the 2025 Plan automatically increases on January 1st of each year until the completion of the term of the 2025 Plan, so that the amount of shares of common stock of the Company issuable under the 2025 Plan will be equal to fifteen percent (15%) of the total number of outstanding shares of the Company’s common Stock as of December 31st of the preceding calendar year.

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of June 30, 2026, and December 31, 2025, the Company was unaware of any material asserted or unasserted claims concerning these indemnity obligations.

Other Matters

The Company continues to analyze potential sales tax exposure using a state-by-state assessment. In accordance with ASC 450, Contingencies, the Company estimated and recorded a liability of $0 and $1.2 million as of June 30, 2026, and December 31, 2025, respectively, which is included within current liabilities from discontinued operations on the condensed consolidated balance sheets. The entire sales tax accrual recorded in the prior period related to VSee Lab.

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

In aggregate, the Company had two customers whose accounts receivable represented 23% of the Company’s total accounts receivable as of June 30, 2026. In the aggregate, the Company had three customers whose accounts receivable represented 43% of the Company’s total accounts receivable as of December 31, 2025.

The Company has one customer whose revenue accounted for approximately 46% and 43% of the Company’s total revenue for the three months ended June 30, 2026, and six months ended June 30, 2026, respectively. The Company has one customer whose revenue accounted for approximately 29% and 28% of the Company’s total revenue for the three months ended June 30, 2025, and six months ended June 30, 2025, respectively. Although the Company seeks to reduce dependence on those customers, the partial or complete loss of certain of these customers could have at least a temporary adverse effect on the Company’s results of operations.

The Company had two vendors whose accounts payable and accrued liabilities represented 78% of the Company’s total accounts payable and accrued liabilities as of June 30, 2026. The Company had two vendors whose accounts payable and accrued liabilities represented 31% of the Company’s total accounts payable and accrued liabilities as of December 31, 2025.

Note 12 Income Taxes

The components of our income (loss) before income taxes were as follows:

	For the six months ended
	June 30, 2026	June 30, 2025
United States	$(1,744,394)	$(6,554,734)
Total	$(1,744,394)	$(6,554,734)

	For the three months ended
	June 30, 2026	June 30, 2025
United States	$832,130	$(2,608,799)
Total	$832,130	$(2,608,799)

The components of income tax expense (benefit) were as follows:

	For the six months ended
	June 30, 2026	June 30, 2025
Continuing operations	$5,260	$15,233
Discontinued operations	3,335	2,756
Total	$8,595	$17,989

	For the three months ended
	June 30, 2026	June 30, 2025
Continuing operations	$(17,899)	$1,728
Discontinued operations	2,756	2,756
Total	$(15,143)	$4,484

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

For the six-month periods ended June 30, 2026, and June 30, 2025, the Company recorded income tax expense of $5,260 and $15,233 for continuing operations, respectively, and income tax expense of $3,335 and $2,756 from discontinued operations, respectively. The effective tax rate of (0.49) % and (0.27) % applied to income for six months ended June 30, 2026, and June 30, 2025, respectively varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

For the three-month periods ended June 30, 2026, and June 30, 2025, the Company recorded income tax benefit of $(17,899) and income tax expense of $1,728 for continuing operations, respectively, and income tax expense of $2,756 and $2,756 from discontinued operations, respectively. The effective tax rate of (1.82) % and (0.17) % applied to income for three months ended June 30, 2026 and June 30, 2025, respectively varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and adjustments for meals, entertainment and penalties, changes in fair value of financial instruments, stock compensation expenses and changes to valuation allowance.

The Company does not have any uncertain income tax positions as of June 30, 2026, and December 31, 2025.

Note 13 Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Company has designated 6,500 and 2,000 of such shares for the Series A and Series B Preferred Stock, respectively. As of June 30, 2026, and December 31, 2025, the Company had 122 and 1,788 shares of Series A Preferred Stock issued and outstanding, respectively. As of June 30, 2026, and December 31, 2025, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Redemption – The Company shall have the right to redeem all, or any portion, of the Series A preferred stock then outstanding at a price equal to 100% of the stated value ($1,000 per share) of the shares being redeemed. The Company’s right to redeem the Series A preferred stock is one-time in nature and such exercise shall be irrevocable. The preferred stock is not mandatorily redeemable.

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

Conversion Rights – The number of shares of common stock into which the Series B Preferred Stock are convertible (the “Conversion Rate”) is equal to the Stated Value ($1,000 per share) of the shares of Series B Preferred Stock held divided by the $0.65 (the “Series B Conversion Price”), subject to adjustment. The Series B Preferred Stock are convertible at any time after the gross proceeds received by the holder in connection with the sale of 3,000,000 shares of common stock received in a private placement from the sale of such shares is less than $2.3 million. Any conversion will be settled only in shares of common stock; provided that the Company shall not affect any conversion to the extent that after giving effect to such conversion, the converting holder would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to the conversion.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2026, and December 31, 2025, there were 55,679,813 and 33,193,140 shares of common stock outstanding.

The Company issued 8,380,392 and 500 shares of common stock during the three months ended June 30, 2026, and 2025, respectively

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

As of June 30, 2026, and December 31, 2025, there was no unrecognized compensation cost. Stock-based compensation expense of $202,556 and $373,977 was recognized for the three months ended June 30, 2026, and 2025, respectively, and expense of $643,861 and $764,036 for the six months ended June 30, 2026, and 2025, respectively, within compensation and related benefits on the condensed consolidated statements of operations.

Common Stock Issuance Obligation

In connection with the Business Combination on June 24, 2024, the Company agreed to assume an obligation by iDoc to issue 51,192 shares of common stock (contingent on the Business Combination) to certain employees. In accordance with ASC 718, the Company determined that it was not obligated to replace the awards, and as such, recognized the fair value of the award at the Business Combination date as additional stock-based compensation (included in cost of revenues). The grant date fair value was estimated to be $619,935 (see Note 16 - Fair Value Measurements). The Company also determined that it should classify this award as a liability under ASC 718 and remeasure the award at its then current fair value each reporting date. As of June 30, 2026, and December 31, 2025, the common stock issuance obligation amounted to $5,918 and $18,941, respectively. The net stock-based compensation expense reversed was $13,023 and $10,238 for the six months ended June 30, 2026, and June 30, 2025, respectively. The net stock-based compensation expense reversed was $6,880 and $2,047 for the three months ended June 30, 2026, and June 30, 2025, respectively.

As of June 30, 2026, and December 31, 2025, no shares of common stock have been issued under the common stock issuance obligation arrangements.

Note 14 Warrants

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

	Public	Private	Bridge	Extension	September 2024 Warrants	Pre-funded Warrants	Common Stock Warrants	Total
Outstanding, December 31, 2025	9,903,565	557,000	173,913	26,086	740,741	9,836,065	19,672,130	40,909,500
Issued	—	—	—	—	—	—	—	-
Exercised	—	—	—	—	—	(9,836,065)	—	(9,836,065)

Outstanding, June 30, 2026	9,903,565	557,000	173,913	26,086	740,741	-	19,672,130	31,073,435

Exercisable, June 30, 2026	9,903,565	557,000	173,913	26,086	740,741	-	19,672,130	31,073,435

Weighted Average Exercise Price	11.50	11.50	11.50	11.50	2.25	-	0.61	4.39
Weighted Average Remaining Life in Years	2.98	2.98	1.26	1.85	3.25	-	4.42	3.89

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

●	at any time after the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

September 2024 Warrants

On September 30, 2024, the Company issued 740,741 warrants to an institutional investor under a securities purchase agreement (the “September 2024 Warrants”). Each September 2024 Warrant is exercisable for one share of common stock at $2.25 per share for five years, subject to standard and down round antidilution adjustments. The September 2024 Warrants were classified in stockholders’ equity under ASC 480 and ASC 815-40. The Company will reserve sufficient shares for potential exercises and adjust terms for corporate actions or diluted issuances. Holders do not have shareholder rights until exercise.

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

Private Placement with Armistice

On November 25, 2025, the Company entered into a securities purchase agreement with Armistice Capital (“Armistice”) pursuant to which Armistice agreed to purchase an aggregate of 9,836,065 shares of the Company’s common stock or, at Armistice’s election, pre-funded warrants exercisable at $0.0001 per share in lieu thereof, together with common warrants to purchase up to 19,672,130 shares of common stock. The securities were sold at a combined purchase price of $0.61 per share (or pre-funded warrant) and accompanying common warrants, for gross proceeds of $5,999,016. The private placement closed on December 1, 2025. In connection with the offering, the Company recognized proceeds of $5,519,085, net of issuance costs, in additional paid-in capital. The Company incurred $479,931 in legal and other offering-related costs, which were treated as share issuance costs and recorded as a reduction to the proceeds.

During the six months ended June 30, 2026, a total of 9,836,065 pre-funded warrants were exercised for 9,836,065 shares of common stock at an exercise price of $0.0001 per share, resulting in aggregate consideration of approximately $984. As of June 30, 2026, no pre-funded warrants remained outstanding.

Note 15 Reportable segment

Historically, the Company had two reportable segments, Telehealth and Healthcare Technology. These reportable segments reflect the manner in which the Company's Chief Executive Officer, who serves as the chief operating decision maker ("CODM"), regularly reviews financial information, allocates resources, and assesses performance. As of June 30, 2026, the Company’s Chief Executive Officer was the sole CODM. As of December 31, 2025, the Company’s CODM role was shared between the two Co-Chief Executive Officers of the Company.

Following the disposition of VSee Lab, the Company no longer conducts Healthcare Technology operations, and the results of continuing operations is reported through the Telehealth segment. Therefore, as of June 30, 2026, the Company has one reportable segment: Telehealth Services.

The CODM reviews gross margin and net loss from our reportable segment to evaluate budgets and forecasts, assess actual performance and allocate resources. The CODM’s review focuses on month to month and quarter to quarter changes in these profit measures in order to identify potential future liquidity issues, evaluate performance and need for potential cost reductions and identify potential vendor sourcing changes. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Our reportable segment is described below.

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

The accounting policies of our reportable segment is the same as those described in the “Summary of Significant Accounting Policies” for the Company. In addition, the Company currently operates in one primary geographic area (the United States) and as such, the disclosures below are attributable to that geographic area.

The following table summarizes total revenue and significant expense categories and amounts for the Company's reportable segment that aligns with the segment level information that is regularly provided to the CODM:

	For the Six Months Ended June 30,
	2026	2025

Revenues:
Patient fees	$1,482,432	$1,187,036
Telehealth fees	1,958,745	1,063,269
Institutional fees	-	2,500
Total revenues	$3,441,177	$2,252,805

Cost of revenues	2,507,612	827,523
Segment gross margin	$933,565	$1,425,282

Less:
Compensation and related benefits	898,516	941,043
General and administrative	4,391,908	3,587,372
Interest expense	172,643	916,974
Other segment items, net (1)	(190,534)	1,507,727
Income tax expense	5,260	15,233
Segment operating loss	$(4,344,228)	$(5,543,067)

Reconciliation to net loss
Income (loss) from discontinued operations, net of tax	2,591,239	(1,029,656)
Net loss	$(1,752,989)	$(6,572,723)

(1)	Other segment items, net includes Other income, net, Change in fair value of financial instruments, Gain on extinguishment of financial instruments and financial liabilities, and loss on issuance of financial instruments.

Note 16 Fair Value Measurements

The following tables present fair value information as of June 30, 2026, and December 31, 2025. The Company’s financial liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

June 30, 2026	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
ADI Funding Convertible Note	$257,242	$—	$—	$257,242
ClearThink Convertible Note	$250,000	$—	$—	$250,000
Vanquish Funding Convertible Note	$250,000	$—	$—	$250,000
Common stock issuance obligation	$5,918	$5,918	$—	$—
SEPA liability	$145,174	$—	$—	$145,174

December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Quantum Convertible Note, related party	$351,307	$—	$—	$351,307
Common stock issuance obligation	$18,941	$18,941	$—	$—
May 2025 Convertible Note	$361,821	$—	$—	$361,821

Measurement

Quantum Convertible Note

The Company established the initial fair value for the Quantum Convertible Note as of June 25, 2024, which was the date the Quantum Convertible Note was funded. As of June 30, 2026 and December 31, 2025, the fair value was remeasured. As such, the Company used the Monte Carlo model (“MCM”) that fair values the debt. The MCM was used to value the Quantum Convertible Note for the initial periods and subsequent measurement periods. The initial value in excess of proceeds on June 25, 2024, was recognized in the statement of operations under loss on issuance of financial instruments. The change in fair value between December 31, 2025, and June 30, 2026, was recognized in the statement of operations under change in fair value of financial instruments.

The Quantum Convertible Note was classified within Level 3 of the fair value hierarchy on June 30, 2026 and December 31, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the Quantum Convertible Note were as follows on June 30, 2026, and on December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	0.00%	3.53%
Expected term (years)	-	0.50
Volatility	0.00%	95.22%
Stock price	$-	$0.37

Common Stock Issuance Obligation

The Company established the initial fair value for the common stock issuance obligation to certain employees of the historical iDoc entity as of June 24, 2024, the date the Business Combination closed. As of June 30, 2026, and December 31, 2025, the fair value was remeasured. As the obligation is to issue shares of the Company’s common stock, the Company estimated the fair value of the obligation based on the shares of common stock expected to be issued and the closing price of the Company’s common stock on the date of the fair value measurement. As the key inputs into this fair value estimate are observable, the Company classified the common stock issuance obligation within Level 1 of the fair value hierarchy as of June 30, 2026, and December 31, 2025. The change in fair value between December 31, 2025, and June 30, 2026, was recognized as compensation expense within cost of revenues in the condensed consolidated statements of operations.

May 2025 Convertible Note

The Company established the initial fair value for the May 2025 Convertible Note as of May 30, 2025, which was the date the May 2025 Convertible was funded. As of June 30, 2026 and December 31, 2025, the fair value was remeasured. As such, the Company used the MCM that fair values the debt. The MCM was used to value the May 2025 Convertible Note for the initial periods and subsequent measurement periods. The change in fair value between December 31, 2025, and June 30, 2026, was recognized in the statement of operations under change in fair value of financial instruments.

The May 2025 Convertible Note was classified within Level 3 of the fair value hierarchy as of June 30, 2026, and December 31, 2025, due to the use of unobservable inputs. The key inputs into the MCM model for the May 2025 Convertible Note were as follows on June 30, 2026 and on December 30, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	0.00%	3.67%
Expected term (years)	-	0.08
Volatility	0.00%	46.18%
Stock price	$-	$0.38

ADI Funding Convertible Note

The Company established the initial fair value for the ADI Funding Convertible Note as of June 8, 2026, which was the date the ADI Funding Convertible Note was funded. As of June 30, 2026, the fair value was remeasured. As such, the Company used the MCM that fair values the debt. The MCM was used to value the ADI Funding Convertible Note for the initial periods and subsequent measurement periods. The change in fair value between June 8, 2026, and June 30, 2026, was recognized in the statement of operations under change in fair value of financial instruments.

The ADI Funding Convertible Note was classified within Level 3 of the fair value hierarchy as of June 30, 2026, due to the use of unobservable inputs. The key inputs into the MCM model for the ADI Funding Convertible Note were as follows on June 30, 2026, and on December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	3.90%	0.00%
Expected term (years)	0.44	-
Volatility	90.15%	0.00%
Stock price	$0.12	$-

ClearThink Convertible Note

The Company established the initial fair value for the ClearThink Convertible Note as of June 22, 2026, which was the date the ClearThink Convertible Note was funded. As of June 30, 2026, the fair value was remeasured. As such, the Company used the MCM that fair values the debt. The MCM was used to value the ClearThink Convertible Note for the initial periods and subsequent measurement periods.

The ClearThink Convertible Note was classified within Level 3 of the fair value hierarchy as of June 30, 2026, due to the use of unobservable inputs. The key inputs into the MCM model for the ClearThink Convertible Note were as follows on June 30, 2026, and on December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	3.90%	0.00%
Expected term (years)	0.98	-
Volatility	82.64%	0.00%
Stock price	$0.12	$-

Vanquish Funding Convertible Note

The Company established the initial fair value for the Vanquish Funding Convertible Note as of June 18, 2026, which was the date the Vanquish Funding Convertible Note was funded. As of June 30, 2026, the fair value was remeasured. As such, the Company used the MCM that fair values the debt. The MCM was used to value the Vanquish funding Convertible Note for the initial periods and subsequent measurement periods.

The Vanquish funding Convertible Note was classified within Level 3 of the fair value hierarchy as of June 30, 2026, due to the use of unobservable inputs. The key inputs into the MCM model for the Vanquish funding Convertible Note were as follows on June 30, 2026, and on December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	3.90%	0.00%
Expected term (years)	0.98	-
Volatility	82.64%	0.00%
Stock price	$0.12	$-

SEPA liability

The Company established the initial fair value for the SEPA liability as of June 18, 2026, which was the date the agreement was entered. As of June 30, 2026, the fair value was remeasured. As such, the Company used the MCM that fair values the debt. The MCM was used to value the SEPA liability for the initial periods and subsequent measurement periods.

The SEPA liability was classified within Level 3 of the fair value hierarchy as of June 30, 2026, due to the use of unobservable inputs. The key inputs into the MCM model for the SEPA liability were as follows on June 30, 2026, and on December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.07%	0.00%
Expected term (years)	2.93	-
Volatility	96.15%	0.00%
Stock price	$0.12	$-

Level 3 Changes in Fair Value

The change in the fair value of the Level 3 financial liabilities for the period from December 31, 2025, through June 30, 2026, is summarized as follows:

	Quantum Convertible Note	May 2025 Convertible Note	ADI Funding Convertible Note	ClearThink Convertible Note	Vanquish Funding Convertible Note	SEPA Liability	Total
Fair value as of December 31, 2025	$351,307	$361,821	$—	$—	$—	$—	$713,128
Initial fair value at issuance	—	—	250,000	250,000	250,000	145,174	895,174
Conversion	(521,721)	(299,348)	—	—	—	—	(821,069)
Interest accrued	11,243	—	—	—	—	—	11,243
Change in fair value	159,171	(62,473)	7,242	—	—	—	103,940
Fair value as of June 30, 2026	$—	$—	$257,242	$250,000	$250,000	$145,174	$902,416

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various levels for the six months ended June 30, 2026, and June 30, 2025.

Note 17 Subsequent Events

The Company evaluated subsequent events from the date of the condensed consolidated balance sheets as of June 30, 2026, through the date of the release of the condensed consolidated financial statements.

On July 21, 2026, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with ADI Funding LLC (“ADI Funding”) and M2B Funding Corp. (“M2B”). As previously disclosed, on June 12, 2026, the Company received notice from ADI Funding Convertible Note, dated June 11, 2026, alleging an event of default occurred under the ADI Funding Convertible Note and other transaction documents between the Company and ADI Funding due to the Company’s alleged failure to file a resale registration statement on Form S-1 to register shares for resale pursuant to an equity line of credit financing with M2B, failure to file a Form 8-K related to the equity line of credit financing with M2B and failure to issue transfer agent instructions for the issuance of commitment shares to M2B pursuant to the equity line of credit financing, in each case no later than June 11, 2026. The Settlement Agreement resolves all disputes among the Company, ADI Funding and M2B on the principal terms described herein and in the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement, in consideration for the mutual promises contained therein, the Company agreed to:

●	repay the ADI Funding Convertible Note on the earlier of ninety (90) days following the execution of the Settlement Agreement or immediately upon the Company receiving proceeds from any Financing Transaction (as defined in the Settlement Agreement);

●	apply fifty percent (50%) of all gross process received from any Financing Transaction toward repayment of the ADI Funding Convertible Note until the ADI Funding Convertible Note has been repaid in full, except for the equity line of credit financing with M2B, which will pay 100% of proceeds to ADI Funding until repayment of the ADI Funding Convertible Note in full;

●	within three (3) business days following execution of the Settlement Agreement, pay ADI Funding $50,000 in cash; if such amount is not received by ADI Funding by the third business day, the unpaid amount shall accrue contractual late charge of five hundred dollars ($500) per day until paid, with no applicable cure period (the “ADI Settlement Cash Consideration”);

●	issue ADI Funding a promissory note in the principal amount of $50,000, which such note shall mature in six (6) months from issuance, will bear no interest prior to maturity, will have no original issue discount and will permit repayment at any time without premium or penalty and, if unpaid at maturity, will accrue interest automatically at eighteen percent (18%) per annum retroactive to the original issuance date; and ADI Funding may convert the outstanding balance into shares of the Company’s common stock at seventy-five percent (75%) of the lowest VWAP during the twenty (20) trading days immediately preceding conversion (the “ADI Settlement Note”);

●	issue ADI Funding five hundred thousand (500,000) shares of restricted common stock with piggyback registration rights (the “ADI Settlement Shares”);

●	issue M2B a promissory note in the principal amount of one hundred and twenty-five thousand dollars ($125,000), with a maturity date of six (6) months after issuance, bearing no interest prior to maturity, having no original issue discount and will permit prepayment without penalty; and, if unpaid at maturity, will accrue interest automatically at eighteen percent (18%) per annum retroactive to the original issuance date; and M2B may convert the outstanding balance into shares of common stock of the Company at seventy-five percent (75%) of the lowest VWAP during the twenty (20) trading days immediately preceding conversion (the “M2B Settlement Note” and together with the ADI Settlement Note, the “Settlement Notes”); and

●	issue M2B five hundred thousand (500,000) shares of restricted common stock with piggyback registration rights (the “M2B Settlement Shares” and together with the ADI Settlement Shares, the “Settlement Shares”).

Each of the following constitutes an event of default under the Settlement Agreement: (i) failure to timely make any payment under the Settlement Agreement; (ii) failure to issue the Settlement Shares; (iii) failure to issue the Settlement Notes; and (iv) breach of any material covenant in the Settlement Agreement. Upon an event of default under the Settlement Agreement, all obligations accelerate immediately, all unpaid notes accrue interest at 18%, conversion rights become immediately exercisable, the Company would be obligated to reimburse all reasonable attorneys’ fees, transfer agent fees, opinion costs and collection expenses and ADI Funding’s rights and remedies under the ADI Funding Convertible Note and other transaction documents between the Company and ADI Funding would be reinstated and preserved in full. Additionally, the mutual release from liability pursuant to the Settlement Agreement is conditioned upon the payment of the ADI Settlement Cash Consideration, the issuance of the Settlement Notes, and the Issuance of the Settlement Shares.

Labrys Convertible Promissory Note Financing

On July 8, 2026, the Company, entered into a securities purchase agreement (the “Labrys SPA”) with an institutional investor (“Labrys”). Pursuant to the Labrys SPA, the Company issued to Labrys an unsecured convertible promissory note in the aggregate principal amount of $336,000 (including the original issue discount of $36,000) (the “Labrys Note”). The Labrys Note is subject to a one-time interest charge of twelve percent (12%) that guaranteed and earned in full as of the issue date of the Labrys Note. The Labrys Note is due and payable on June 30, 2027. The Company has the right to accelerate payments or prepay the Labrys Note at any time prior to the date that is one hundred eighty-one (181) calendar days after its issuance date, in an amount of cash equal to a certain percentage of the then outstanding principal amount of the Labrys Note plus any accrued and unpaid interest on the unpaid amount of the Labrys Note, which will be based on the date of the prepayment of the Labrys Note. If, at any time after its issuance date and prior to full repayment, the Company or any of its subsidiaries receive cash proceeds from any source or series of related or unrelated sources on or after the issue date of the Labrys Note, including but not limited to, from payments from customers, the issuance of equity or debt, the incurrence of indebtedness, a merchant cash advance, sale of receivables or similar transactions, the conversion of outstanding warrants of the Company, the issuance of securities pursuant to an Equity Line of Credit (as defined in the Labrys Note), or the sale of assets, Labrys has the right in its sole discretion to require the Company to immediately apply up to 50% of such proceeds to repay all or any portion of the outstanding principal amount and interest then due under the Labrys Note. The Labrys Note is convertible into shares of the Company’s common stock at any time following the last of the following the earlier of (i) the date that the Company fails to pay any Amortization Payment (as defined in the Labrys Note), (ii) the date which is one hundred eighty (180) days following the date of its issuance; and (iii) the date that any of the Conversion Shares (as defined in the Labrys SPA) are registered for Labrys’ resale pursuant to a registration statement or prospectus filed by the Company, except where such conversion would result in beneficial ownership by Labrys and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. The conversion price of the Labrys Note is equal to seventy-five percent (75%) of the lowest closing bid price of the Company’s common stock during the ten (10) trading days prior to the date a notice of conversion is submitted in writing to the Company.

Nasdaq Low Bid Price Non-Compliance and Delisting

As previously reported, on September 24, 2025, the Company, received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the continued listing requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), which requires listed companies to maintain a minimum bid price of at least $1.00. Based on the Staff’s review of the Company’s closing bid price, the Company’s closing bid price was below $1.00 for the previous 30 consecutive trading days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until March 27, 2026, to regain compliance with the Bid Price Rule. The Company was granted an additional 180 calendar day compliance period, or until September 21, 2026, to regain compliance with the Bid Price Rule.

On July 30, 2026, the Company received a subsequent written notice (the “Notice”) from the Staff of Nasdaq indicating that it has determined that, as of July 29, 2026, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days, triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Staff shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. As a result, the Staff indicated in the Notice that it has determined to delist the Company’s securities from the Nasdaq Capital Market. Accordingly, the Company’s securities were delisted from the Nasdaq Capital Market, trading of the Company’s common stock and warrants will be suspended as of August 6, 2026 and a Form 25-NSE was filed with the Securities and Exchange Commission, to remove the Company’s securities from listing and registration on the Nasdaq Capital Market.

The Company is not aware of any other events or transactions that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VSEE HEALTH

The following discussion and analysis provide information that VSee Health’s management believes is relevant to an assessment and understanding of the results of operations and financial of VSee Health, Inc. (“VSee Health” and for purposes of this section only, referred to as the “Company”, “we,” “us” and “our”). The discussion and analysis should be read together with VSee Health’s consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025, and the related respective notes thereto. This discussion may contain forward-looking statements based upon VSee Health’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” in the Annual Report for the year ended December 31, 2025, and the section herein entitled “Cautionary Note Regarding Forward-Looking Statements.

Overview

Prior to June 24, 2024, we were a blank check company incorporated in the State of Delaware organized for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 24, 2024, we completed the Business Combination pursuant to the Business Combination Agreement dated as of November 21, 2023, as amended by the first amendment dated February 13, 2024, and the second amendment dated April 17, 2024 (as amended, the “Business Combination Agreement”) that we entered into with VSee Lab and iDoc. Upon the completion of the Business Combination, we changed our name to “VSee Health, Inc.” and the business of VSee Lab and iDoc became our business. On May 31, 2026, the Company divested VSee Lab by selling 100% of its ownership interest to Milton Chen, the Company’s former co-Chief Executive Officer. Following the divestiture, VSee Lab became an independent standalone business and is no longer a subsidiary of VSee Health. Accordingly, VSee Lab has been classified as a discontinued operation for periods subsequent to the divestiture date, where applicable. (See Note 3 – Discontinued Operations). Mr. Chen also resigned as the Company’s co-Chief Executive Officer and Chairman of the Board of Directors in connection therewith.

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

 Our wholly owned subsidiary iDoc is a high acuity patient care solution providing elite physician services in intensive care units of our major hospital systems and other customers. iDoc delivers neuro-critical care through a proprietary technology platform. iDoc serves a diverse range of customers from large hospital systems to small/micro hospitals, long-term acute care (LTAC) facilities, correctional facilities and others. In addition to the specialization of neuro critical care, iDoc provides general tele-critical care services, and specialty e-consults to large organizations such as correctional facilities. iDoc has an experienced team of board-certified intensivists, neurointensivists, neurologists, and advanced practice providers that treat and coordinate care for acutely ill patients 24/7 in the Neurointensive Care Unit (“NICU”) and Intensive Care Unit (“ICU”) for stroke, brain trauma, spinal cord, and all other neurological conditions. Our Neurocritical care experts will also help develop multidisciplinary plans of care to optimally treat neurological conditions in relation to their overall medical needs. Our Neuro Critical care service delivery will focus on physicians and provider services in tele neurocritical care, epileptology, and tele neurology. In addition to standard interventions, our Neurocritical care experts will offer specific care including monitoring intracranial pressure, cerebral hemodynamic, advanced multimodal neuro monitoring (brain oximetry, cerebral micro dialysis and continuous electroencephalography).

We strive to be the solutions provider of access to the shortage of intensivists across the care continuum utilizing sophisticated telehealth solutions to bridge the care gap. In a post Covid, physician burnout health care system, we aim to provide a solution to physician burnout and to a lack of patient access to quality intensive care. By using the sophisticated leading telehealth software and hardware devices, we provide access to highly skilled physicians in the highest acuity in patient setting, the ICU. We provide elite physician services in the Intensive care units of major hospital systems and other customers. Our core service delivers general critical care, neurology, EEG reading, and neuro critical care through a custom internal virtual health care technology platform. We also serve a diverse range of customers from large hospital systems to small/micro hospitals, to long-term acute care (LTAC) facilities to the federal prison system and others. We connect critically ill patients to high-quality Neurointensivists, general and cardiac intensivists and specialty specific e-consultations and helps to improve outcomes for patients as well as improved productivity and physician burnout while reduced costs for health systems. We have developed a unique quality control program in collaboration with each hospital by development of a hospital specific reporting dashboard to monitor and achieve high-quality critical care quality. In addition, current workflows and protocols are evaluated to adjust to incorporate critical care. Continuous process improvement and readjustment of target metrics with the ICU team to maximize patient safety and improve outcomes.

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

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 2 to our Unaudited Condensed Consolidated Financial Statements for the three-month and six-month period ended June 30, 2026 included elsewhere in this report. Our critical accounting policies are described below.

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

The Company derives revenue from business services associated with direct tele-physician provider patient fee services, telehealth services and institutional services provided to our clients.

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

3) Determine the transaction price

The total transaction price is based on the amount to which the Company is entitled to based on the contracts with its customers. The Company believes the quoted transaction prices in the customer contracts represent the stand-alone selling prices for each of the separate performance obligations which are distinct and priced separately within the contract. The transaction price for each service provided is independent and established in the contract and based on the duration of service provided or for a rate for service provided. Fees are established based on the service transferred to the client.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company believes the quoted transaction prices in the customer contracts represent the standalone selling prices for each of the separate performance obligations that are distinct and priced separately within the contract.

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

Revenue from third-party payors is presented net of an estimated provision for contractual adjustments. Patient revenues are net of service credits and service adjustments andexpected credit losses. These adjustments and implicit price concessions represent the difference between the amount billed and the estimated consideration the Company expects to receive, based on historical collection experience, market conditions and other factors. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, from estimated amounts and such difference could be material.

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

See Note 16 - Fair Value Measurements of the financial statements for additional information on assets and liabilities measured at fair value.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds it carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than it carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the two reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For the three and six months ended June 30, 2026, the Company performed qualitative analysis by assessing that no adverse economic, industry, operational, or regulatory indicators were identified that would suggest impairment. Based on the qualitative assessment of relevant factors, the Company concludes that no impairment indicators exist determined that there were no triggering events that required the Company to perform a quantitative analysis.

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

Financial Statement Components

Three Months Ended June 30, 2026, and 2025 Results of Operations

The following table presents VSee Health’s results of operations for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025	Change	%
Revenue	$1,561,884	$1,055,191	$506,693	48%
Cost of revenues	1,355,731	440,147	915,584	208%
Gross margin	206,153	615,044	(408,891)	(66)%
Operating expenses	2,903,479	2,171,111	732,368	34%
Other income (expense)	(401,015)	(346,138)	(54,877)	16%
Net loss before taxes	(3,098,341)	(1,902,205)	(1,196,136)	63%
Income tax benefit	17,899	(1,728)	19,627	(1,136)%
Net loss	$(3,080,442)	$(1,903,933)	$(1,176,509)	62%

Six Months Ended June 30, 2026, and 2025 Results of Operations

The following table presents VSee Health’s results of operations for the six months ended June 30, 2026, and 2025:

	For the six months ended June 30,
	2026	2025	Change	%
Revenue	$3,441,177	$2,252,805	$1,188,372	53%
Cost of revenues	2,507,612	827,523	1,680,089	203%
Gross margin	933,565	1,425,282	(491,717)	(34)%
Operating expenses	5,290,424	4,528,415	762,009	17%
Other income (expense)	17,891	(2,424,701)	2,442,592	(101)%
Net loss before taxes	(4,338,968)	(5,527,834)	1,188,866	(22)%
Income tax benefit	(5,260)	(15,233)	9,973	(65)%
Net loss	$(4,344,228)	$(5,543,067)	$1,198,839	(22)%

Revenue

We generate revenue through management and administrative services contracts with hospitals and hospital systems to provide telehealth physician services, teleradiology services, and acute care patient services. We also generate revenue by directly billing insurance companies for care provided at hospitals and hospital systems. Revenue streams include telehealth fees, patient fees, teleradiology fees, and institutional fees. These contracts typically range from two to three years and are subject to automatic renewal.

Revenue was $1,561,884 and $3,441,177 for the three and six months ended June 30, 2026, respectively, compared to $1,055,191 and $2,252,805 for the corresponding periods in 2025, representing increases of $506,693, or 48%, and $1,188,372, or 53%, respectively. The increases were primarily driven by growth in telehealth fees and patient fees.

Patient fees increased by $125,320, or 26%, to $601,092 for the three months ended June 30, 2026, from $475,772 for the comparable prior-year period. For the six months ended June 30, 2026, patient fee revenue also increased compared to the prior-year period. The increase was driven by services provided to two larger hospital networks during the current-year period, compared to a smaller hospital footprint in the prior-year period.

Telehealth fees increased by $381,373, or 66%, to $960,792 for the three months ended June 30, 2026, from $579,419 for the comparable prior-year period. The increase was driven primarily by approximately $834,000 of higher teleradiology revenue, reflecting a full period of operations in the current year, as well as approximately $19,500 of higher prison telehealth revenue resulting from increased service volume. These increases were partially offset by declines of approximately $440,000 in Tele-ICU services revenue and $32,000 in hardware and software revenue, primarily due to client attrition experienced during 2025.

For the six months ended June 30, 2026, telehealth fees increased by $895,476, or 84%, to $1,958,745, from $1,063,269 for the comparable prior-year period. The increase was driven primarily by approximately $1.8 million of higher teleradiology revenue, as the service line was in its early stages during the prior-year period, as well as approximately $37,000 of higher prison telehealth revenue resulting from increased service volume. These increases were partially offset by declines of approximately $878,000 in Tele-ICU services revenue and $58,000 in hardware and software revenue, primarily due to client attrition experienced during 2025.

As a result of these factors, revenue increased 48% and 53% for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025.

Cost of Goods Sold

Cost of revenues consists primarily of physician contractor fees, personnel-related costs for clinical and operational support teams, costs associated with teleradiology services, and other costs directly associated with the delivery of telehealth and patient care services.

Cost of revenues was $1,355,731 and $2,507,612 for the three and six months ended June 30, 2026, respectively, compared to $440,147 and $827,523 for the corresponding periods in 2025, respectively, representing increases of $915,584, or 208%, and $1,680,089, or 203%, respectively. The increases were primarily attributable to the expansion of the Company's teleradiology service line.

For the three months ended June 30, 2026, the increase in cost of revenues was driven primarily by approximately $1.1 million of higher independent contractor fees associated with the Company's teleradiology services, partially offset by approximately $148,000 of lower salaries and wages, reflecting a shift away from internally staffed clinical delivery toward the contracted teleradiology model.

For the six months ended June 30, 2026, the increase in cost of revenues was driven primarily by approximately $2.1 million of higher independent contractor fees associated with the Company's teleradiology services, which expanded significantly during 2026. These services utilize independent radiologists to provide diagnostic interpretations under hospital contracts and therefore carry a higher direct cost structure than the Company's legacy service offerings. The increase was partially offset by approximately $352,000 of lower salaries and wages and approximately $66,000 of lower telehealth platform peripheral device costs.

As a result of the higher-cost teleradiology services as a percentage of total revenue, gross margin decreased to 13% and 27% for the three and six months ended June 30, 2026, respectively, from 58% and 63% for the corresponding periods in 2025. Gross profit was $206,153 and $933,565 for the three and six months ended June 30, 2026, respectively, compared to $615,044 and $1,425,282 for the corresponding periods in 2025, representing decreases of $408,891, or 66%, and $491,717, or 34%, respectively.

Operating Expenses

Operating expenses include all operating costs not included in cost of revenues. These costs consist of compensation and related benefits and general and administrative expenses composed primarily of payroll and payroll-related expenses, professional fees, insurance, software costs, occupancy expenses, depreciation and amortization, and other costs related to the administration of our business.

Operating expenses were $2,903,479 and $5,290,424 for the three and six months ended June 30, 2026, respectively, compared to $2,171,111 and $4,528,415 for the corresponding periods in 2025, representing increases of $732,368, or 34%, and $762,009, or 17%, respectively.

General and administrative expenses increased by $804,536, or 22%, for the six months ended June 30, 2026, driven primarily by a $625,239 increase in bad debt expense on aged receivables; a $381,400 increase in business consulting expenses related to stock-based consulting arrangements and a new capital advisory engagement; $165,936 in higher legal fees, driven by SEC- and shareholder-meeting-related legal costs and higher utilization of corporate legal services; an $82,006 increase in advisory services fees; and a $102,247 increase in investor relations and transfer agency fees.

These increases were offset by decreases of $259,270 in audit fees due to the change in audit service provider, $157,781 in accounting and tax-related fees from using lower-cost providers, $70,481 in lease expense from the termination of an office space in Boston, and $67,540 in loan servicing fees from reduced loan funding activity.

Compensation and related benefits decreased by $42,527, or 5%, for the six months ended June 30, 2026, primarily due to a $198,336 gain from the settlement of a previously recorded liability in the prior year. This decrease was partially offset by a $113,790 increase in net salary, wages, and bonus expenses, reflecting higher current-year bonus costs, partially offset by lower salaries and wages, primarily due to a change in executive staff arrangements expense, and a $42,019 increase in contractor-based accounting support.

Other Income (Expense)

Other income (expense), net, was $(401,015) and $17,891 for the three and six months ended June 30, 2026, respectively, compared to $(346,138) and $(2,424,701) for the corresponding periods in 2025. This represents an increase in expense of $54,877, or 16%, for the three-month period and a decrease in expense of $2,442,592, or 101%, for the six-month period.

The increase in other expense during the three months ended June 30, 2026, was primarily attributable to a $145,174 loss on the issuance of a Simple Agreement for Future Equity ("SEPA"), partially offset by a decrease in interest expense resulting from a lower outstanding debt balance following significant debt-to-equity conversions completed during the fourth quarter of 2025. The current-year period also did not include the $126,125 loss on extinguishment of financial instruments recorded in the prior-year period.

For the six months ended June 30, 2026, the significant improvement in other (income) expense was primarily driven by substantially lower interest expense resulting from the reduction of the Company's debt obligations following the debt-to-equity conversions completed in late 2025. In addition, the prior-year period included non-recurring charges related to changes in the fair value of financial instruments and losses associated with the extinguishment of financial instruments that did not recur in the current-year period.

Net Loss

Net loss was $3,080,442 and $4,344,228 for the three and six months ended June 30, 2026, respectively, compared to $1,903,933 and $5,543,067 for the corresponding periods in 2025. Net loss increased by $1,176,509, or 62%, for the three-month period, primarily due to lower gross profit resulting from higher physician contractor costs associated with the expansion of the Company's teleradiology service line and increased operating expenses. For the six-month period, net loss decreased by $1,198,839, or 22%, primarily due to a significant reduction in other expense, driven by lower interest expense following debt-to-equity conversions completed in late 2025 and the absence of certain non-recurring financing-related charges recorded in the prior-year period.

Cash Flows

The following table presents selected captions from VSee Health’s consolidated statements of cash flows for the six months ended June 30, 2026, and 2025:

	For the six months ended
	June 30,
	2026	2025
Net cash used in operating activities - continuing operations	$(2,504,301)	$(1,207,482)
Net cash used in investing activities - continuing operations	(100,000)	-
Net cash (used in) provided by financing activities - continuing operations	(842,626)	837,492
Change in cash due to continuing operations	$(3,446,927)	$(369,990)
Change in cash due to discontinued operations	(1,150,367)	335,470
NET CHANGE IN CASH	$(4,597,294)	$(34,520)

Our principal sources of liquidity are cash and cash equivalents, totaling $454,151 and $291,595 as of June 30, 2026, and 2025, respectively.

Our future capital requirements will depend on many factors, including our growth rate, contract renewal activity, number of subscription renewals, the continuing market acceptance of telehealth, and debt funding.

Cash Used in Operating Activities

Cash used in operating activities from continuing operations was $2,504,301 for the six months ended June 30, 2026, compared to $1,207,482 for the six months ended June 30, 2025. The increase in cash used was primarily attributable to a net loss from continuing operations of $4,344,228 in 2026, partially offset by non-cash adjustments of $2,617,212. Changes in operating assets and liabilities resulted in a net cash outflow of approximately $777,285 during the 2026 period.

Cash Used in Investing Activities

Cash used in investing activities from continuing operations was $100,000 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. The cash outflow in 2026 was primarily attributable to the purchase of long-term investments.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities from continuing operations was $842,626 for the six months ended June 30, 2026, compared to cash provided by financing activities of $837,492 for the six months ended June 30, 2025. During the six months ended June 30, 2026, financing cash outflows consisted primarily of repayments of notes payable of $780,290, payments on financing lease liabilities of $591,118, repayments under the line of credit of $348,952, and payments related to the Encompass acquisition liability of $50,000. These outflows were partially offset by proceeds from convertible notes issued of $750,000, proceeds from notes issued during the period of $176,750, and proceeds from pre-funded warrants, net of issuance costs, of $984. For the six months ended June 30, 2025, financing cash inflows consisted primarily of proceeds from notes issued during the period of $726,237, proceeds from the issuance of common stock of $90,634, and proceeds from factoring payables of $55,665. These inflows were partially offset by payments on financing lease liabilities of $25,000, payments to a shareholder of $10,000, and payments due on the Encompass acquisition liability of $44.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, or future operating results and cash flows. Other than as described below, we do not believe that there have been any material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other reports we file with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

The Company is currently subject to a delisting determination by the staff of Nasdaq, and trading of its common stock was halted on August 6, 2026. The Company expects that after its common stock is delisted from Nasdaq, its common stock will begin trading on the OTC Pink Limited Market, which may affect the market price and liquidity of the shares and could limit the Company’s ability to raise additional capital.

The Nasdaq Stock Market LLC requires listed companies to comply with certain standards in order to remain listed. On September 24, 2025, the Company received notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq that the bid price of its common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until March 27, 2026, to regain compliance with the Minimum Bid Price Requirement. The Company was granted an additional 180 calendar day compliance period, or until September 21, 2026, to regain compliance with the Minimum Bid Price Requirement.

On July 30, 2026, the Company received notice (the “Notice”) from Nasdaq that the Staff has determined that as of July 29, 2026, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days, triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. Accordingly, the Company’s securities were delisted from the Nasdaq Capital Market, trading of the Company’s common stock and warrants were suspended at the opening of business on August 6, 2026 and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on the Nasdaq Capital Market.

The Company currently expects that its common stock will begin trading on the OTC Pink Limited Market maintained by OTC Markets. The Company is also considering having its shares posted for trading on the OTCQB Venture Market (“OTCQB”), though no assurance can be provided that the Company will be able to satisfy the criteria for trading on the OTCQB or that the staff of OTC Markets will approve the posting of the Company’s shares for trading on the OTCQB.

Delisting from the Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, shareholders may have a difficult time getting a quote for the sale or purchase of our shares, the sale or purchase of our shares would likely be made more difficult and the trading volume and liquidity of our shares could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties. Further, following delisting, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. Our shares of common stock also may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. Such rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

If we are unable to resume trading, investors will face further limitations in the liquidity of our common stock, and our ability to raise capital, continue as a going concern, and maintain investor confidence could be materially and adversely affected. If our common stock is unable to resume trading on any market, we may also face cash payment obligations and trigger defaults under some of our existing financing arrangements, which could further strain our liquidity position and ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For this fiscal quarter ended June 30, 2026, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.2	Certificate of Designation of Series A Convertible Preferred Stock of VSee Health, Inc. (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 5, 2025 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 11, 2025).
3.4	Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).
3.5	Amendment No. 1 to the Amended and Restated Bylaws of VSee Health, Inc. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 18, 2025).
10.1	Stock Purchase Agreement, dated May 31, 2026, by and between VSee Health, Inc. and Milton Chen (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 5, 2026).
10.2	Standby Equity Purchase Agreement, dated June 2, 2026, by and between VSee Health, Inc. and YA II PN, LTD. (incorporated by referenced to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 11, 2026).
10.3	Securities Purchase Agreement, dated as of June 8, 2026, by and between VSee Health, Inc. and ADI Funding LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 11, 2026).
10.4	Secured Promissory Note, dated as of June 8, 2026 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 11, 2026).
10.5	Securities Purchase Agreement, dated as of June 22, 2026, by and between VSee Health, Inc. and an institutional investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 7, 2026).
10.6	Unsecured Convertible Note, dated as of June 22, 2026 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on July 7, 2026).
10.7	Securities Purchase Agreement, dated as of June 18, 2026, by and between VSee Health, Inc. and an institutional investor (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on July 7, 2026).
10.8	Unsecured Convertible Note, dated as of June 18, 2026 (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on July 7, 2026).
10.9	Securities Purchase Agreement, dated as of June 30, 2026, by and between VSee Health, Inc. and an institutional investor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 31, 2026).
10.10	Unsecured Convertible Promissory Note, dated June 30, 2026 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on July 31, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith (furnished herewith with respect to Exhibit 32.1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSEE HEALTH, INC.

Date: August 14, 2026	By:	/s/ Imoigele Aisiku
	Name:	Imoigele Aisiku
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jerry Leonard
	Name:	Jerry Leonard
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)